Form 10-Q
period 2012-03-31
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2012-05-04
CIK 1513161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to

Commission File Number: 1-35431

Home Loan Servicing Solutions, Ltd.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0683664
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Home Loan Servicing Solutions, Ltd.

c/o Walkers Corporate Services Limited

Walker House, 87 Mary Street

George Town, Grand Cayman KY1-9005

Cayman Islands

(Address of principal executive offices) (Zip Code)

(345) 945-3727

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                           Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                       Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer	☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                Yes ☐    No ☒

Number of Ordinary Shares, $0.01 par value, outstanding as of May 4, 2012: 14,197,218 shares.

HOME LOAN SERVICING SOLUTIONS, LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2012	December 31, 2011
Assets
Cash	$34,000	$283
Match funded advances	408,588	—
Notes receivable – Rights to MSRs	61,674	—
Other assets	42,005	2,860

Total assets	$546,267	$3,143

Liabilities and Equity
Liabilities
Match funded liabilities	$357,353	$—
Dividends payable	3,939	—
Other liabilities	6,841	3,134

Total liabilities	368,133	3,134

Commitments and Contingencies

Equity
Equity – Ordinary shares, $.01 par value; 200,000,000 and 5,000,000 shares authorized; 14,067,618 and 20,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	141	—
Additional paid-in capital	177,709	300
Retained earnings (accumulated deficit)	—	(291)
Accumulated other comprehensive income	284	—

Total equity	178,134	9

Total liabilities and equity	$546,267	$3,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

For the three months ended March 31,	2012	2011
Revenue
Interest income – notes receivable – Rights to MSRs	$2,945	$—
Interest income – other	33	—

Total interest income	2,978	—
Other revenue	251	—

Total revenue	3,229	—

Operating expenses
Compensation and benefits	396	—
General and administrative expenses	231	27

Total operating expenses	627	27

Income (loss) from operations	2,602	(27)

Other expense
Interest expense	(1,291)	—

Other expense	(1,291)	—

Income (loss) before income taxes	1,311	(27)
Income tax expense	17	—

Net income (loss)	$1,294	$(27)

Earnings (loss) per share
Basic	$0.31	$(1.37)

Diluted	$0.31	$(1.37)

Weighted average ordinary shares outstanding
Basic	4,187,975	20,000
Diluted	4,187,975	20,000

Cash dividends declared per share	$0.28	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

For the three months ended March 31,	2012	2011

Net income (loss)	$1,294	$(27)

Other comprehensive income, net of income taxes (1):

Change in unrealized gain on cash flow hedge arising during the period	284	—

Total other comprehensive income	284	—

Comprehensive income (loss)	$1,578	$(27)

(1)	Because the associated derivative financial instrument is held in a an entity that is not subject to income tax, there is no income tax on the change in unrealized gain on cash flow hedge arising during the period.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands)

			Additional	Retained Earnings	Accumulated Other
	Ordinary Shares		Paid-in Capital	(Accumulated Deficit)	Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2011	20,000	$—	$300	$(291)	$—	$9
Net income	—	—	—	1,294	—	1,294
Issuance of ordinary shares, net of costs	14,047,618	141	180,345	—	—	180,486
Declaration of cash dividends	—	—	(2,936)	(1,003)	—	(3,939)
Other comprehensive income, net of income taxes	—	—	—	—	284	284

Balance at March 31, 2012	14,067,618	$141	$177,709	$—	$284	$178,134

	Ordinary Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2010	20,000	$—	$300	$(18)	$—	$282
Net loss	—	—	—	(27)	—	(27)

Balance at March 31, 2011	20,000	$—	$300	$(45)	$—	$255

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the three months ended March 31,	2012	2011
Cash flows from operating activities
Net income (loss)	$1,294	$(27)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	457	—
Changes in assets and liabilities:
Decrease in match funded advances	4,785	—
Increase in other assets	(4,964)	—
Increase in other liabilities	4,947	24

Net cash provided by (used in) operating activities	6,519	(3)

Cash flows from investing activities
Purchase of notes receivable – Rights to MSRs	(62,495)	—
Reduction of notes receivable – Rights to MSRs	784	—
Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of notes receivable – Rights to MSRs	(87,303)	—

Net cash used in investing activities	(149,014)	—

Cash flows from financing activities
Repayment of match funded liabilities	(982)	—
Payment of debt issue costs	(3,989)	—
Proceeds from issuance of ordinary shares	184,300	—
Payment of offering costs	(3,117)	—

Net cash provided by financing activities	176,212	—

Net increase (decrease) in cash	33,717	(3)
Cash at beginning of period	283	300

Cash at end of period	$34,000	$297

Supplemental non-cash investing and financing activities:
Fair value of assets acquired:
Notes receivable – Rights to MSRs	$62,458	—
Match funded advances	413,374	—
Other assets	22,136	—

	497,968	—

Fair value of liabilities assumed:
Matched funded liabilities	(358,335)	—
Other liabilities	(841)	—

	(359,176)	—

Purchase price, as adjusted	$138,792	$—
Amount due from Ocwen for post-closing adjustments	11,006	—

Cash paid at closing	$149,798	$—

IPO share issuance costs deferred	$1,037	$1,617

IPO share issuance costs charged to equity	$3,814	$—

Declaration of cash dividends for March, April and May 2012	$3,939	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Dollars in thousands unless otherwise stated, except share data)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Home Loan Servicing Solutions, Ltd. was incorporated on December 1, 2010 as a Cayman Islands exempted company formed for the purpose of acquiring mortgage servicing assets, including mortgage servicing rights and related servicing advances. Home Loan Servicing Solutions, Ltd. conducts these operations through its wholly-owned subsidiaries, HLSS Holdings, LLC and HLSS Management, LLC. Unless otherwise stated, all references to “HLSS,” “us,” “our,” “we,” the “Company” and similar designations refer to Home Loan Servicing Solutions, Ltd. and its consolidated subsidiaries. HLSS is headquartered in the Cayman Islands and has offices in Atlanta, Georgia and West Palm Beach, Florida.

Our business strategy is focused on acquiring mortgage servicing assets. We do not originate or purchase mortgage loans and as a result we are not subject to the risk of loss related to the origination or ownership of mortgage loans. Because we have not received the necessary approvals and consents (the “Required Third Party Consents”) to become the named servicer of the mortgage servicing rights, we instead acquired from Ocwen Loan Servicing, LLC, a wholly-owned subsidiary of Ocwen Financial Corporation, (collectively “Ocwen”) the rights to receive the servicing fees which we refer to as “Rights to MSRs”. Accordingly, Ocwen® will continue to service the mortgage loans and will receive compensation from us for its servicing activities. Upon receipt of the Required Third Party Consents, Ocwen will transfer legal ownership of the mortgage servicing rights to us without any additional payment. We intend to pursue the Required Third Party Consents for our initial portfolio and for future acquisitions. Whether we acquire mortgage servicing rights or Rights to MSRs, we also acquire servicing advances and other associated assets. We do not believe that our business strategy or economic performance is materially affected by whether we directly own mortgage servicing rights or the related Rights to MSRs.

On March 5, 2012, we completed an initial public offering (“IPO”) and a concurrent private placement of our ordinary shares from which we raised cash of $184,300 (the “Offerings”). Immediately thereafter, on March 5, 2012, we used $149,798 to acquire certain assets, net of assumed liabilities, from Ocwen (the “Initial Acquisition”). The acquired assets related to mortgage servicing rights with respect to 116 pooling and servicing agreements with unpaid principal balance (“UPB”) of approximately $15.2 billion as of March 5, 2012 (the “Initial Mortgage Servicing Rights”). After closing, the purchase price paid was adjusted to $138,792 as further described in Note 3.

Prior to March 5, 2012, the Company was a development stage enterprise. Because we commenced operations on March 5, 2012, the condensed consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2012 do not include three full months of operating activities. Accordingly, our results of operations and cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2012.

Basis of Presentation

The accompanying unaudited Interim Consolidated Financial Statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (“SEC”) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2012. The unaudited Condensed Interim Consolidated Financial Statements presented herein should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in our final prospectus dated February 28, 2012. The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly significant relate to our fair value measurements of Notes receivable – Rights to MSRs and derivatives.

Principles of Consolidation

Our financial statements include the accounts of Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiaries, as well as a variable interest entity (“VIE”) of which we are the primary beneficiary. We have eliminated intercompany accounts and transactions in consolidation.

Variable Interest Entities

We evaluate each special purpose entity (“SPE”) for classification as a VIE. When an SPE meets the definition of a VIE and we determine that HLSS is the primary beneficiary, we include the SPE in our Interim Condensed Consolidated Financial Statements.

The servicing advances that we acquired in connection with the Initial Acquisition are held in an SPE created in connection with the match funded financing facility that we assumed. We have determined that this SPE is a VIE of which we are the primary beneficiary. The accounts of this SPE are included in our Interim Condensed Consolidated Financial Statements. See Note 3 for further discussion of the acquired SPE.

Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to an SPE in exchange for cash. This SPE issues debt supported by collections on the transferred advances. We made these transfers under the terms of our amended and restated advance facility agreements with Barclays Bank Plc we assumed from Ocwen in connection with the Initial Acquisition (the “Advance Facility”). These transfers do not qualify for sales accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred advances on our Interim Condensed Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. Collections on the advances pledged to the SPE are used to repay principal and to pay interest and the expenses of the entity. Holders of the debt issued by this entity can look only to the assets of the entity itself for satisfaction of the debt and have no recourse against HLSS.

The following table summarizes the assets and liabilities of the SPE formed in connection with our match funded advance facility, at the dates indicated:

	March 31, 2012	December 31, 2011
Match funded advances	$408,588	$—
Other assets (1)	28,007	—

Total assets	$436,595	$—

Match funded liabilities	$357,353	$—
Other liabilities	510	—

Total liabilities	$357,863	$—

(1)	Other assets principally include debt service accounts, prepaid lender fees and debt issuance costs. See Note 6 for more information about our Other assets.

Cash

Cash includes both interest-bearing and non-interest-bearing demand deposits with financial institutions with original maturities of 90 days or less. There were no restrictions on the use of the cash balance of as of March 31, 2012 and December 31, 2011.

Servicing Activities and Advances

Residential mortgage loan servicers manage the billing, collections and loss mitigation activities associated with mortgage loans that are originated by banks or other lenders. Servicers send borrowers monthly account statements, collect monthly mortgage payments, remit such payments to the owner of the mortgage loan, answer customer service inquiries and maintain custodial accounts to hold borrower payments of principal and interest and amounts received from borrowers to pay real estate taxes and insurance with respect to the properties securing the mortgage loans and pay such real estate taxes and insurance premiums from the custodial accounts. A servicer will also remit collections on the mortgage loans from the custodial accounts to the trustee of the applicable securitization trust to make payments on the related mortgage-backed securities and prepare and deliver monthly and annual reports to the trustee. A servicer may also be required to advance its own funds to cover shortfalls in collections of principal and interest from borrowers, to pay property and casualty insurance premiums and real estate taxes on a property and to cover the costs associated with protecting or foreclosing on a property. If borrowers become delinquent on loans, the servicer generally may conduct loss mitigation activities to reduce loan delinquencies and losses by working with borrowers to collect payments and modify loans or enforce the lenders’ remedies, which may include initiating foreclosure procedures and selling the properties.

Servicing Advances

Servicing advances generally fall into one of three categories:

•

“Principal and Interest Advances” are cash payments made by the servicer to the owner of the mortgage loan to cover scheduled payments of principal and interest on a mortgage loan that have not been paid on a timely basis by the borrower.

•

“Taxes and Insurance Advances” are cash payments made by the servicer to third parties on behalf of the borrower for real estate taxes and insurance premiums on the property that have not been paid on a timely basis by the borrower.

•

“Corporate Advances” are cash payments made by the servicer to third parties for the costs and expenses incurred in connection with the foreclosure, preservation and sale of the mortgaged property, including attorneys’ and other professional fees.

Servicing advances are usually reimbursed from amounts received with respect to the related mortgage loan, including payments from the borrower or amounts received from the liquidation of the property securing the loan, which is referred to as “loan level recovery.” Servicers generally have the right to cease making servicing advances on a loan if they determine that advances cannot be recovered at the loan level. With respect to the Rights to MSRs that we own, this determination is made by Ocwen in accordance with its stop advance policy. In the event that loan level recovery is not sufficient to reimburse the servicer in full for servicing advances made with respect to a mortgage loan, our pooling and servicing agreements provide that the servicer is entitled to be reimbursed from collections received with respect to other loans in the same securitized mortgage pool, which is referred to as “pool level recovery.” We do not receive interest on servicing advances.

We are obligated to purchase the servicing advances made by Ocwen during the period of time prior to the transfer of legal ownership of the Initial Mortgage Servicing Rights to us, and when an Initial Mortgage Servicing Right is transferred to us, we will become directly obligated to the related trustee to make any servicing advances required pursuant to the related pooling and servicing agreements. Servicing advances are currently and will continue to be pledged as collateral under the terms of the Advance Facility.

We would record a charge to earnings to the extent that we believe advances are uncollectible under the provisions of each servicing contract taking into consideration the projected collections under the applicable loan or pool relative to the advances outstanding and the projected future advances. However, the servicer is generally only obligated to advance funds to the extent that it believes the advances are recoverable from expected proceeds from the loan. We assess collectability using proprietary cash flow projection models which incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, time to a foreclosure sale, estimated costs of foreclosure action, future property tax payments and the value of the underlying property net of carrying costs, commissions and closing costs.

Notes Receivable—Rights to MSRs and Interest Income

We structured the purchase of the Rights to MSRs to convey to HLSS all the rights and rewards of ownership of MSRs absent the necessary approvals and allow us to become the named servicer under the applicable pooling and servicing agreements; however, until we receive the Required Third Party Consents, Ocwen will remain the named servicer of the related mortgage servicing rights. Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, specifically prohibits accounting for a transfer of servicing rights as a sale if legal title to such servicing rights has not passed to the purchaser. As a result, during the period before we receive the Required Third Party Consents related to the Initial Mortgage Servicing Rights, we are required to account for the purchase of the Rights to MSRs as a financing. We initially recorded the Notes receivable—Rights to MSRs at the purchase price of the Rights to MSRs. We amortize the Notes receivable—Rights to MSRs using the prospective interest method of accounting. At each reporting date, we calculate the present value of the net cash flows related to the then outstanding UPB of the underlying Initial Mortgage Servicing Rights and adjust the carrying value of the Notes receivable—Rights to MSRs to this amount. The change in the carrying value of the Notes receivable—Rights to MSRs is deducted from the net servicing fees received by us with respect to the Initial Mortgage Servicing Rights and the servicing fees paid to Ocwen with respect to the Initial Mortgage Servicing Rights, and the resulting amount is recorded as interest income. Interest income is our primary source of income prior to receiving the Required Third Party Consents. See Note 11 for more information about how we calculate interest income on Notes receivable – Rights to MSRs.

Other than transfer of legal title, we believe we have met all the other criteria under ASC 860 for the transfer of the Initial Mortgage Servicing Rights to be treated as a sale. Accordingly, if and when we obtain the Required Third Party Consents and become the legal owner of any Initial Mortgage Servicing Right:

•	we will be contractually obligated to service the mortgage loans underlying such Initial Mortgage Servicing Right in accordance with the related pooling and servicing agreement;

•

Ocwen will be contractually obligated to us pursuant to the subservicing agreement between HLSS and Ocwen to perform substantially all of the servicing functions it currently performs on our behalf relating to such Initial Mortgage Servicing Right, other than maintaining custodial accounts, remitting amounts from the custodial accounts and funding servicing advances pursuant to the terms of the related pooling and servicing agreement, which are functions for which we will be responsible and

•

we will account for the remaining balance of the Notes receivable – Rights to MSRs related to such Initial Mortgage Servicing Rights as mortgage servicing rights to the extent we have received the Required Third Party Consents to transfer legal ownership of such mortgage servicing rights to us and will begin recording Servicing Fee Revenue related to the mortgage servicing right rather than interest income on the Notes receivable – Rights to MSRs.

Servicing Fees, Base Fees, Ancillary Income and Performance Based Incentive Fees

Since we are not the named servicer for the mortgage loans underlying the Rights to MSRs, Ocwen will continue to be the named servicer for these loans and will receive the servicing fee associated with the Initial Mortgage Servicing Rights; however, Ocwen will pay these servicing fees to us under the terms of the Purchase Agreement and related sale supplement described in Note 3. We will pay Ocwen a monthly base fee equal to 12% of the servicing fees collected each month. The monthly base fee payable to Ocwen varies from month to month based on the level of collections of principal and interest for the mortgage loans serviced. In addition to the monthly base fee Ocwen retains any ancillary income (excluding investment income earned on any custodial accounts) payable to the servicer pursuant to the related pooling and servicing agreements and will receive a performance based incentive fee to the extent the Servicing Fee Revenue that it collects for any given month exceeds the sum of the monthly base fee and the retained fee.

The amount, as expressed in terms of basis points of the average UPB of the mortgage loans serviced, used to calculate the retained fee will change in the fourth and seventh months following the closing of the Initial Acquisition and every six months thereafter in accordance with a predetermined schedule. If we do not receive an amount equal to the retained fee in any given month, as expressed in terms of basis points of the average UPB of the mortgage loans serviced, a shortfall in our targeted gross servicing margin percentage will be created and tracked on a cumulative basis. Ocwen will not earn a performance based incentive fee for any month that there is such a shortfall, or in any subsequent month, until we have recovered such shortfall from amounts that would otherwise be available to pay future performance based incentive fees to Ocwen.

The performance based incentive fee payable in any month will be reduced if the advance ratio exceeds a predetermined level for that month by an amount equal to 6.5% per annum of the amount of any such excess servicing advances.

Litigation

The Company may be party to various claims, legal actions, and complaints arising in the ordinary course of business. We monitor our legal matters, including advice from external legal counsel, and periodically perform assessments of these matters for potential loss accrual and disclosure.

Derivative Financial Instruments

We are party to an interest rate swap agreement that we recognize on our Interim Condensed Consolidated Balance Sheet at fair value. On the date we entered into the interest rate swap agreement, we designated and documented it as a hedge of the variable cash flows to be paid for floating rate interest expense on our borrowings (cash flow hedge). To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, the documentation must include the risk management objective and strategy. We assess and document quarterly the extent to which a derivative has been and is expected to continue to be effective in offsetting the changes in the fair value or the cash flows of the hedged item. To assess effectiveness, we use statistical methods, such as regression analysis, as well as nonstatistical methods including dollar-offset analysis. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in other comprehensive income. We subsequently reclassify these changes in estimated fair value to net income in the same period, or periods, that the hedged transaction affects earnings and in the same financial statement category as the hedged item.

If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, we reclassify related amounts in accumulated other comprehensive income into earnings in the same period or periods during which the cash flows that were hedged affect earnings. In a period where we determine that it is probable that a hedged forecasted transaction will not occur, such as variable-rate interest payments on debt that has been repaid in advance, any related amounts in accumulated other comprehensive income are reclassified into earnings in that period.

See Note 10 for additional information regarding our interest rate swap agreement.

Match Funded Liabilities

All of the outstanding advances associated with the Initial Mortgage Servicing Rights are currently financed by the Advance Facility. Match funded liabilities are a form of non-recourse debt that are collateralized by the servicing advances. The investor in the notes issued under this facility is Barclays Bank PLC. Our match funded liability balance is driven primarily by the level of servicing advances and the advance borrowing rate, which is defined as the collateral value of servicing advances divided by total servicing advances. The advance borrowing rates, which are different for each type of six advance types, were set at levels that enabled each class of notes issued pursuant to the advance financing facility to meet ratings criteria as determined by Standard & Poor’s.

Under the terms of the related indenture, the SPE created in connection with the Advance Facility are subject to various qualitative and quantitative covenants. We believe that we are currently in compliance with these covenants.

•	Restrictions on future investments and indebtedness;

•	Restrictions on sale or assignment of Match funded advances; and

•	Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying the indenture.

Interest Income - Other

Interest income – Other includes interest earned on mortgage loan payments and payoff collections that have been collected but which have not yet been remitted to the securitization trust that owns the mortgage loan or which are owed to pay real estate taxes and insurance premiums with respect to the related mortgaged properties. Mortgage loan payments are usually due from the borrower between the first and fifteenth days of the month and are usually remitted to the securitization trust between the eighteenth and twenty-fourth days of each month. Until these funds are remitted to the securitization trust, they reside in interest bearing custodial accounts controlled by the servicer and are invested in accordance with the pooling and servicing agreements and our investment policy. Pursuant to the Purchase Agreement, we are entitled to receive from Ocwen any custodial account earnings related to the Rights to MSRs even though we will not have custody of those accounts until legal ownership of the related Initial Mortgage Servicing Rights is transferred to us.

Other Revenue

Other revenue consists of amounts due to us from Ocwen under the terms of the Ocwen Professional Services Agreement. Under the Ocwen Professional Services Agreement, we receive revenue for providing certain services to Ocwen, which include valuation analysis of mortgage servicing rights, treasury management and other similar services. See Note 15 for more information regarding our related party transactions.

Operating Expenses

Our operating expenses consist largely of compensation and benefits for our employees and fees payable to members of our Board of Directors. In addition, we incur expenses for facilities, technology, communication and other expenses typical of public companies, including audit, legal and other professional fees. Some of these administrative services are provided by Altisource Portfolio Solutions, S.A. (“Altisource”) pursuant to the Altisource Administrative Services Agreement. General and administrative expenses also include expenses related to the services we provide to Ocwen, and the services provided by Ocwen to us, under the Ocwen Professional Services Agreement. See Note 15 for more information regarding our related party transactions.

Organization Costs

Until the closing of the Offerings we were a development stage enterprise, and our expenses were classified as “Organization costs.” These organization costs include legal and accounting fees, registration fees and other costs incurred during the development stage to establish Home Loan Servicing Solutions, Ltd. and its subsidiaries. These costs were expensed as incurred. Organization costs were approximately $123 and $27 for the three months ended March 31, 2012 and 2011, respectively, and are included in General and administrative expenses.

Interest Expense

Servicing advances are primarily financed with match funded liabilities that accrue interest. Interest expense also includes amortization of deferred financing costs, non-use fees and any hedge related costs.

Interest expense is sensitive to the match funded advance balance which is driven primarily by the delinquency rates and amount of UPB serviced. The speed at which delinquent loans are resolved affects our interest expense. For example, slower resolution of delinquencies will result in higher servicing advance balances and higher interest expense. In order to reduce the impact of higher servicing advance balances, we structured the performance based servicing fee payable to Ocwen in any month such that it will be reduced if the advance ratio exceeds a predetermined level for that month. Additionally, we have executed a hedging strategy designed to largely neutralize the impact of changes in interest rates over specified time periods. Our objective is to utilize hedges in an amount equal to our net exposure to interest rate increases on our match funded liabilities, which bear interest at floating interest rates, after taking into account our expected interest earning account balances which partially offset the impact of rising interest rates. If interest rates decline, the value of our hedges would decline. Should our hedging strategy prove ineffective or if we are not able to hedge all of our interest rate risk, rising interest rates would lead to higher interest expense.

Income Taxes

The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation; however, our U.S.-based subsidiary, HLSS Management, LLC, is subject to U.S. taxation.

We account for income taxes using the asset and liability method which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. As of March 31, 2012, we had no deferred tax assets or liabilities.

Basic and Diluted Earnings per Share

Basic earnings per share is calculated by dividing net income or loss by the weighted average ordinary shares outstanding for the period. For the three months ended March 31, 2012 and 2011, there were no ordinary share equivalents or other securities that could potentially dilute basic earnings per share.

Dividends

When our Board of Directors declares cash dividends, we record a payable and charge retained earnings for the total amount of the dividends declared. If we do not have sufficient retained earnings to pay the full amount of dividends declared we charge the excess amount to additional paid-in capital.

NOTE 2	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2011-04 (ASC 820, Fair Value Measurement): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and prescribe certain additional disclosures about fair value measurements, including: for fair value measurements within Level 3 of the fair value hierarchy, disclosing the valuation process used and the sensitivity of fair value measurement to changes in unobservable inputs; and for items not carried at fair value but for which fair value must be disclosed, categorization by level of the fair value hierarchy. Our adoption of this standard effective January 1, 2012 did not have a material impact on our Interim Condensed Consolidated Financial Statements. See Note 4 for our fair value disclosures.

ASU 2011-05 (ASC 220, Comprehensive Income): Presentation of Comprehensive Income. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates that option. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income and requires that an entity present reclassification adjustments from other comprehensive income to net income by component on the face of both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU 2011-12, which was issued on December 23, 2011, defers indefinitely the provision regarding the presentation of reclassification adjustments. Our adoption of this standard effective January 1, 2012 did not have a material impact on our Interim Condensed Consolidated Financial Statements.

NOTE 3	ASSETS ACQUIRED AND LIABILITIES ASSUMED

On March 5, 2012, we used a portion of the net proceeds from the Offerings to purchase the following:

•

the contractual right to receive the servicing fees and investment earnings on the custodial accounts related to mortgage servicing rights with respect to 116 pooling and servicing agreements with UPB of approximately $15.2 billion and the right to automatically obtain legal ownership, without any additional payment to Ocwen, of each Initial Mortgage Servicing Right upon the receipt of the Required Third Party Consents (these rights constitute the “Rights to MSRs” with respect to the Initial Mortgage Servicing Rights);

•	the outstanding servicing advances associated with the related pooling and servicing agreements; and

•	other assets related to the foregoing (collectively, the forgoing represent the “Initial Purchased Assets”).

The Initial Acquisition was completed pursuant to a master servicing rights purchase agreement (the “Purchase Agreement”) and a related sale supplement, each dated February 10, 2012. Pursuant to the Advance Facility, we also assumed a related match funded servicing advance financing facility from Ocwen effective upon the closing of the Initial Acquisition. At closing on March 5, 2012, HLSS paid cash of $149,798 to Ocwen for the estimated purchase price of the Initial Purchased Assets (net of assumed liabilities), subject to certain closing adjustments. The purchase price for the Rights to MSRs was based on the value of such assets at the time HLSS entered into the Purchase Agreement and the estimated outstanding UPB of the underlying mortgage loans at closing. The purchase price for the associated servicing advances and other assets was equal to the net consolidated book value, which approximated fair value, as of the purchase date of all assets and liabilities of the special purpose entities established in connection with the advance financing facility that owns these servicing advances. HLSS paid Barclays Bank PLC, an affiliate of Barclays Capital Inc., a conversion fee of $3,989 related to our assumption of the existing advance financing facility.

On March 31, 2012, HLSS and Ocwen, pursuant to the terms of the Purchase Agreement, agreed to a final purchase price of $138,792 for the Initial Purchased Assets (net of assumed liabilities of $359,176), reflecting post-closing adjustments of $11,006 that principally resulted from declines in match funded advances. The purchase price adjustment of $11,006 was recorded as a receivable from Ocwen at March 31, 2012. See Note 15 for more information regarding our related party transactions.

We recorded the assets acquired and liabilities assumed at their purchase price on the acquisition date which approximates their fair value as follows:

Fair value of assets acquired:
Notes receivable – Rights to MSRs	$62,458
Match funded advances	413,374
Other assets	22,136

497,968

Fair value of liabilities assumed:
Matched funded liabilities	(358,335)
Other liabilities	(841)

(359,176)

Purchase price, as adjusted	$138,792
Amount due from Ocwen for post-closing adjustments	11,006

Cash paid at closing	$149,798

The value of the Notes receivable – Rights to MSRs was established based on an appraisal prepared with the assistance of an independent valuation firm. The most significant assumptions used in the appraisal are summarized below:

•	Discount rates reflecting the risk of earning the future income streams from the Notes receivable – Rights to MSRs ranging from 14% to 22%.

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR + 4%.

•	Mortgage loan prepayment projections ranging from 12% to 25% of the related mortgage lifetime projected prepayment rate.

•	Delinquency rate projections ranging from 15% to over 35% of the aggregate unpaid balance of the underlying mortgage loans.

The independent valuation firm reviewed the collateral attributes and the historical payment performance of the underlying mortgage servicing portfolio and compared them with similar mortgage servicing portfolios and with standard industry mortgage performance benchmarks to arrive at the assumptions set forth above. The selected collateral attributes and performance comparisons utilized were the voluntary prepayment performance, delinquency and foreclosure performance, operational cost comparison, average loan balance, weighted average coupon and note rate distribution, loan product type classification, geographic distribution and servicing advance behavior.

NOTE 4	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is estimated based on a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels whereby the highest priority is given to Level 1 inputs and the lowest to Level 3 inputs.

The three broad categories are:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3: Unobservable inputs for the asset or liability.

Where available, we utilize quoted market prices or observable inputs rather than unobservable inputs to determine fair value. We classify assets in their entirety based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts and the estimated fair values of our financial instruments are as follows at the dates indicated:

	Level	March 31, 2012		December 31, 2011
		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Match funded advances (1)	3	$408,588	$408,588	$—	$—
Notes receivable – Rights to MSRs (2)	3	61,674	61,674	—	—
Financial liabilities:
Match funded liabilities (1)	3	$357,353	$357,353	$—	$—
Derivative financial instruments (2)	3	$284	$284	$—	$—

(1)	Financial instruments disclosed, but not carried, at fair value.
(2)	Measured at fair value on a recurring basis.

The methodologies that we use and key assumptions that we make to estimate the fair value of instruments are described in more detail by instrument below:

Cash, Receivables and Payables

The carrying amount reported for cash, receivables included in Other assets and payables included in Other liabilities at March 31, 2012 and December 31, 2011 approximates fair value due to the short-term nature of these assets and liabilities.

Match Funded Advances

We value match funded advances at their carrying amounts because they have no stated maturity, generally are realized within a relatively short period and do not bear interest.

Notes Receivable – Rights to MSRs

As discussed in Note 3, the value of the Notes Receivable – Rights to MSRs is established based on an appraisal prepared with the assistance of an independent valuation firm. The most significant assumptions used in the appraisal are summarized below:

•	Discount rates reflecting the risk of earning the future income streams from the Notes receivable – Rights to MSRs ranging from 14% to 22%.

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR + 4%.

•	Mortgage loan prepayment projections ranging from 12% to 25% of the related mortgage lifetime projected prepayment rate.

•	Delinquency rate projections ranging from 15% to over 35% of the aggregate unpaid balance of the underlying mortgage loans.

The independent valuation firm reviewed the collateral attributes and the historical payment performance of the underlying mortgage servicing portfolio and compared them with similar mortgage servicing portfolios and with standard industry mortgage performance benchmarks to arrive at the assumptions set forth above. The selected collateral attributes and performance comparisons utilized were the voluntary prepayment performance, delinquency and foreclosure performance, operational cost comparison, average loan balance, weighted average coupon and note rate distribution, loan product type classification, geographic distribution and servicing advance behavior.

The unobservable inputs that have the most significant effect on the fair value of Notes receivable – Rights to MSRs are the mortgage loan prepayment rate projections and the interest rate projections; however, any significant increase (decrease) in discount rates, interest rates, mortgage loan prepayment projections or delinquency rate projections, each in isolation, would result in a substantially lower (higher) valuation.

Match Funded Liabilities

Because our match funded liabilities bear interest at a rate that is adjusted regularly based on a market index, their carrying value approximates fair value.

Derivative Financial Instruments

Our derivative is not exchange-traded and therefore quoted market prices or other observable inputs are not available. The fair value of our interest rate swap agreement is based on certain information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. Although we do not adjust the information obtained from the third-party pricing sources, we review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period, and other indicators that the information may not be accurate. Significant increases or decreases in the unobservable portion of the swap yield curves in isolation will result in substantial changes in the far value measurement. See Note 10 for additional information on our derivative financial instrument.

The following table presents assets and liabilities measured at fair value categorized by input level within the fair value hierarchy:

	Carrying value	Level 1	Level 2	Level 3
At March 31, 2012:
Measured at fair value on a recurring basis:
Notes receivable – Rights to MSRs	$61,674	—	—	$61,674
Derivative financial instrument	$284	—	—	$284

The following table presents a reconciliation of the changes in fair value of our Level 3 assets that we measure at fair value on a recurring basis:

For the three months ended March 31, 2012:	Notes Receivable – Rights to MSRs	Derivative Financial Instrument	Total

Beginning balance	$—	$—	$—

Purchases, issuances, sales and settlements:
Purchases	62,458	—	62,458
Issuances	—	—	—
Sales	—	—	—
Settlements	(784)	—	(784)

	61,674	—	61,674

Total realized and unrealized gains and (losses) (1):
Included in earnings	—	—	—
Included in Other comprehensive income	—	284	284

	—	284	284

Transfers in and / or out of Level 3	—	—	—

Ending balance	$61,674	$284	$61,958

(1)	Total gains attributable to derivative financial instruments still held at March 31, 2012 were $284.

NOTE 5	MATCH FUNDED ADVANCES

Match funded advances on residential loans we service for others, as more fully described in Note 1—Principles of Consolidation – Variable Interest Entities, are comprised of the following at the dates indicated:

	March 31, 2012	December 31, 2011
Principal and interest	$118,582	$—
Escrow advances	204,453	—
Corporate advances	85,553	—

	$408,588	$—

NOTE 6	OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	March 31, 2012	December 31, 2011
Debt service accounts (1)	$18,936	$—
Receivables from related parties(2)	12,404	—
Prepaid lender fees and debt issuance costs, net (3)	8,954	—
Interest-earning collateral deposits (4)	950	—
Other (5)	761	2,860

	$42,005	$2,860

(1)	Under our advance funding facility, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balance also includes amounts that have been set aside to provide for possible shortfalls in the funds available to pay certain expenses and interest.
(2)	See Note 15 for more information regarding our related party transactions.
(3)	Costs at March 31, 2012 relate to match funded liabilities. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.
(4)	Represents cash collateral held by the counterparty to our interest rate swap agreement as of March 31, 2012.
(5)	At December 31, 2011, Other includes $2,777 of deferred offering costs. When we completed the IPO in March 2012, we charged these costs (along with additional deferred offering costs of $1,037 incurred in 2012) to additional paid-in capital reducing the gross proceeds from the IPO to an amount net of offering costs.

NOTE 7	MATCH FUNDED LIABILITIES

Match funded liabilities, as more fully described in Note 1—Principles of Consolidation – Variable Interest Entities, are comprised of the following at:

				Unused Borrowing Capacity (3)	Balance Outstanding
Borrowing Type	Interest Rate (1)	Maturity (2)	Amortization Date (2)		March 31, 2012	December 31, 2011
Class A-1 Term Note	1-Month LIBOR + 225 bps (4)	Aug. 2043	Aug. 2013	$—	$291,073	$—
Class A-2 Variable Funding Note	1-Month LIBOR + 250 bps (4)	Aug. 2043	Aug. 2013	160,167	39,833	—
Class B Term Note (4)	1-Month LIBOR + 525 bps	Aug. 2043	Aug. 2013	—	13,567	—
Class C Term Note (4)	1-Month LIBOR + 625 bps	Aug. 2043	Aug. 2013	—	12,880	—

				$160,167	$357,353	$—

(1)	The weighted average interest rate at March 31, 2012 was 2.78%. Interest is paid monthly.
(2)	The amortization date is the date on which the revolving period ends under each Advance Facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. After the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.
(3)	Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and other conditions to borrowing are met. As of March 31, 2012, there were not sufficient eligible servicing advances available to support any additional borrowings under this facility.
(4)	If either the Class B Notes or the Class C Notes are not paid in full by November 2012, the margins over the 1-Month LIBOR rate on the Class A-1 Term Notes and Class A-2 Variable Funding Notes will increase by 1.00% per annum, and additional increases of 1.00% per annum will apply beginning in February 2013 and in May 2013 for the Class A-1 Term Notes and Class A-2 Variable Funding Notes if either the Class B Notes or the Class C Notes have not been paid in full on or before such times.

NOTE 8	OTHER LIABILITIES

Other liabilities were comprised of the following at the dates indicated:

	March 31, 2012	December 31, 2011
Payables to related parties (1)	$4,570	$1,487
Accrued interest payable (2)	525	—
Other payables and accrued expenses	1,746	1,647

	$6,841	$3,134

(1)	See Note 15 for more information regarding our related party transactions.
(2)	Accrued interest payable includes interest payable on match funded liabilities and under our interest rate swap agreement.

NOTE 9	EQUITY

Initial Public Offering

On March 5, 2012, we closed the IPO resulting in the issuance of 13,333,333 of our ordinary shares. The public offering price of the shares sold in the offering was $14.00 per share. The total gross proceeds from the offering to HLSS were $186,667. After deducting underwriting discounts and commissions and offering expenses payable by HLSS, the aggregate net proceeds we received totaled $170,486. As of March 31, 2012, $697 of accrued offering costs remained unpaid and we expect to pay these costs in the quarter ending June 30, 2012.

Private Placement

On March 5, 2012, simultaneously with the IPO, William C. Erbey, the founder of our company and the Chairman of the Board of Directors, purchased 714,285 of our ordinary shares at a price per share equal to the IPO price in a private placement. The total proceeds from the private placement to HLSS were $10,000. No underwriting discounts or commissions were paid in respect of these shares.

Dividends

We intend to declare and pay regular cash dividends on our ordinary shares with the income generated from net operating cash flows. We intend to distribute at least 90% of our net income to shareholders on a monthly basis, although we are not obligated to do so. On January 30, 2012, our Board of Directors declared a dividend of $0.10 per ordinary share (subject to proration for partial months) with respect to each of the three calendar months following the completion of the Offerings and the Initial Acquisition. These dividends are payable to holders of record of our ordinary shares on the last business day of each such month, subject to all applicable laws, and will be paid on the 10th day of the immediately following month, or the first business day thereafter if such date falls on a weekend or holiday.

The following chart sets forth the record and payment dates of the dividends:

		Amount per
Record Date	Payment Date	Ordinary Share (1)
March 30, 2012	April 10, 2012	$0.08
April 30, 2012	May 10, 2012	$0.10
May 31, 2012	June 11, 2012	$0.10

(1)	The dividend for the month of March 2012 was prorated for a partial month of operations following our IPO.

On April 10, 2012, we paid cash dividends of $1,125 or $0.08 per ordinary share.

For further information about our equity and our dividend policy, see “Dividend Policy,” “Description of Share Capital” and “Material Cayman Islands and United States Federal Income Tax Considerations in our final prospectus dated February 28, 2012.

NOTE 10	DERIVATIVE FINANCIAL INSTRUMENTS

Because our current derivative agreement is not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreement. We control this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amount of our contract does not represent our exposure to credit loss.

Interest Rate Management

We have executed a hedging strategy aimed to mitigate the impact of changes in variable interest rates on the excess of interest rate sensitive liabilities over interest rate sensitive assets. On March 15, 2012, we entered into an interest rate swap to hedge against the effects of a change in 1-Month LIBOR.

The following table provides information about our interest rate swap at March 31, 2012:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Notional Amount	Fair Value
Not designated as hedges:
Total not designated as hedges						$—	$—

Designated as hedges:
Hedge the effects of changes in 1-Month LIBOR (2)	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	$235,058	$284
Total designated as hedges						235,058	284
Total						$235,058	$284

(1)	The effective date of the swap is the date from which monthly settlements begin to be computed.

(2)	Projected net settlements for the next twelve months total approximately $239 of payments to the counterparty. We have designated this swap as a cash flow hedge and report it at fair value as a component of Other assets. An unrealized gain of $284 related to our interest rate swap is included in Accumulated other comprehensive income at March 31, 2012.

The following table summarizes the use of derivatives during the three months ended March 31, 2012:

Interest Rate Swap
Notional balance at December 31, 2011	$—
Additions	235,058
Maturities	—
Terminations	—

Notional balance at March 31, 2011	$235,058

NOTE 11	INTEREST INCOME

Our primary source of revenue is the fees we are entitled to receive in connection with the servicing of mortgage loans, which are accounted for as a component of interest income. The change in the carrying value of the Notes receivable—Rights to MSRs is deducted from the servicing fees with respect to the Initial Mortgage Servicing Rights and the servicing fees we pay to Ocwen with respect to the Initial Mortgage Servicing Rights, and the resulting amount is recorded as interest income.

The following table shows how we calculated interest income on the Notes receivable – Rights to MSRs for the three months ended March 31, 2012:

Servicing fees collected	$6,461
Subservicing fee payable to Ocwen	(2,732)

Net servicing fees retained by HLSS	3,729
Less: change in carrying value of notes receivable – Rights to MSRs	(784)

$2,945

NOTE 12	INTEREST EXPENSE

The following table presents the components of Interest expense for the three months ended March 31:

	2012	2011
Match funded liabilities	$791	$—
Amortization of debt issuance costs	457	—
Interest rate swap	43	—

	$1,291	$—

NOTE 13	INCOME TAXES

Income taxes have been provided for based upon the tax laws and rates in countries in which our operations are conducted and income is earned. The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation.

For the three months ended March 31, 2012, our effective income tax rate was 1.3%. Income tax expense on income before income taxes differs from the amount that would be computed using the Federal corporate income tax rate of 34.0% primarily because only the earnings of HLSS Management, LLC are subject to U.S. Federal and state income taxes.

The components of income tax expense were as follows for the three months ended March 31:

	2012	2011
United States:
Federal	$14	$—
State	3	—
Non-U.S. operations	—	—

Total	$17	$—

For further information about income taxes, see “Material Cayman Islands and United States Federal Income Tax Considerations in our final prospectus dated February 28, 2012.

NOTE 14	BUSINESS SEGMENT REPORTING

Our business strategy is focused on acquiring mortgage servicing assets consisting of mortgage servicing rights, rights to fees and other income from servicing mortgage loans, and associated servicing advances. As of March 31, 2012, following the Initial Acquisition, we operate a single reportable business segment that owns Rights to MSRs.

NOTE 15	RELATED PARTY TRANSACTIONS

We have entered into various agreements with Ocwen and AltisourceTM in connection with the Initial Acquisition. William C. Erbey, our founder and the Chairman of our Board of Directors, is also the Chairman of the Board of Directors and largest shareholder of Ocwen and the Chairman of the Board of Directors and largest shareholder of Altisource.

Purchase Agreement

The Purchase Agreement, in conjunction with the initial sale supplement, sets forth the terms of our purchase of the Initial Purchased Assets from Ocwen as described in Note 1 and Note 3. So long as the Required Third Party Consents have not been obtained with respect to the transfer of legal ownership of any Initial Mortgage Servicing Right, Ocwen remains obligated to perform as servicer under the related pooling and servicing agreements, and we are required to pay Ocwen a monthly fee for the servicing activities it performs. We are also required to purchase any servicing advances that Ocwen is required to make pursuant to such pooling and servicing agreements.

The following table summarizes our transactions with Ocwen under the Purchase Agreement for the period from March 5, 2012 through March 31, 2012:

Servicing fees collected	$6,461
Subservicing fee payable to Ocwen	(2,732)

Net servicing fees retained by HLSS	3,729
Less: change in carrying value of Notes receivable – Rights to MSRs	(784)

$2,945

Servicing advances purchased from Ocwen	$95,889

At March 31, 2012, Ocwen owed us $909 for servicing fees collected but not remitted to us, and we owed Ocwen $2,732 for the subservicing fee earned by Ocwen in March 2012. In addition, at March 31, 2012, we owed Ocwen $1,808 for servicing advances that we purchased.

Ocwen Professional Services Agreement

This agreement requires HLSS to provide certain services to Ocwen, and for Ocwen to provide certain services to us, for an initial term of six years, subject to renewal, with pricing terms intended to reflect market rates. Services provided by us under this agreement include valuation analysis of mortgage servicing rights, treasury management and other similar services. Services provided by Ocwen under this agreement include legal, licensing and regulatory compliance support services, risk management services and other similar services. The services provided by the parties under this agreement are on an as-needed basis, and the fees are based on the actual costs incurred plus an additional markup of 15%.

At March 31, 2012, Ocwen owed us $251 and HLSS owed Ocwen $10 for professional services provided pursuant to the Ocwen Professional Services Agreement during March 2012.

Altisource Administrative Services Agreement

This agreement requires Altisource to provide certain administrative services to us for an initial term of six years, subject to renewal, with pricing terms intended to reflect market rates. Services provided to us under this agreement include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The services Altisource provides to us under this agreement are on an as-needed basis, and the fees we pay Altisource are based on the actual costs incurred by them plus an additional markup of 15%. In March 2012, we paid Altisource $52 for services provided to us pursuant to the Altisource Administrative Services Agreement.

Subleases

In March 2012, we paid Altisource $7 for the rental of office space under two sublease agreements.

Receivables from and Payables to Related Parties

The following table summarizes amounts receivable from and payable to related parties at the dates indicated:

	March 31, 2012	December 31, 2011
Servicing fees collected (1)	$909	$—
Professional services (2)	251	—
Purchase price settlement (3)	11,006	—
Other	238	—

Receivables from Ocwen	$12,404	$—

Subservicing fees payable (4)	$2,732	$—
Professional services (2)	10	—
Advance purchases (5)	1,808	—
Other (6)	20	1,478

Payables to Ocwen	$4,570	$1,478

Payables to Altisource	$—	$9

(1)	Ocwen is required to send us servicing fees it collects on our behalf within two business days. The amount due from Ocwen at March 31, 2012 represents servicing fees collected but not remitted at the end of the month. We record servicing fees we collect less the subservicing fee we pay to Ocwen as Interest income as shown in Note 11.
(2)	The respective amounts are for professional services provided during the month of March 2012.
(3)	The amount represents the post-closing adjustment for the purchase price paid in the Initial Acquisition, as further discussed in Note 3.
(4)	The base fee and performance fee, if any, that comprise the servicing fee expense are calculated and paid to Ocwen within three business days following the end of the month.
(5)	This represents the amount due to Ocwen for servicing advances that HLSS is obligated to purchase under the terms of the Purchase Agreement as of March 31, 2012.
(6)	At December 31, 2011, we owed Ocwen $1,478 for offering costs associated with our IPO. Ocwen made certain of these payments on our behalf, which we reimbursed in March 2012 after the completion of our IPO.

NOTE 16	COMMITMENTS AND CONTINGENCIES

We may be party to various claims, legal actions, and complaints arising in the ordinary course of business. There are currently no probable matters outstanding that, in the opinion of management, will have a material effect on our Interim Condensed Consolidated Financial Statements. There are also currently no reasonably possible matters outstanding that, in the opinion of management, will have a material effect on our Interim Condensed Consolidated Financial Statements.

We lease office space in Atlanta, Georgia and West Palm Beach, Florida for approximately $7 per month pursuant to subleases with Altisource. The leases terminate on October 31, 2014.

NOTE 17	SUBSEQUENT EVENTS

Issuance of Additional Ordinary Shares under the IPO

On April 2, 2012, we issued 129,600 additional ordinary shares to the underwriters in connection with the exercise of their over-allotment option under the IPO. The total gross proceeds from the issuance of these additional shares to HLSS were $1,814. After deducting underwriting discounts and commissions and expenses payable by HLSS, the aggregate net proceeds we received was $1,600.

Amendment of the Advance Facility and Asset Purchase

On April 26, 2012, we executed an amendment to the Advance Facility providing us with the ability to add and remove designated servicing agreements from the facility.

On May 1, 2012, we completed the acquisition from Ocwen of additional Rights to MSRs and associated servicing advances related to mortgage loans with UPB of $2,947,289. A summary of the purchase price and sources of funding follows below:

Fair value of assets acquired:
Notes receivable – Rights to MSRs	$11,233
Match funded advances	92,593

$103,826

Sources of funding:
Cash on-hand	$25,940
Additional borrowing on advance financing facility	77,886

$103,826

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands unless otherwise stated, except share data)

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this report including, without limitation, statements regarding our financial position, business strategy and other plans and objectives for our future operations, are forward-looking statements.

These forward-looking statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance as they are subject to certain assumptions, inherent risks and uncertainties in predicting future results. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•	estimates regarding prepayment speeds, delinquency rates, servicing advances, amortization of mortgage servicing assets, custodial account balances, interest income and other drivers of our results;
•	assumptions related to sources of liquidity, our ability to fund servicing advances and the adequacy of our financial resources;
•	our ability to obtain the Required Third Party Consents;
•	our ability to pay monthly dividends;
•	assumptions about the availability of additional portfolios of subprime and Alt-A mortgage servicing rights and our ability to acquire additional mortgage servicing assets from Ocwen and others;
•	the performance of Ocwen as mortgage servicer and our ability to add new mortgage servicing assets on terms consistent with our business and economic model;
•	assumptions about the effectiveness of our hedging strategy;
•	expectations regarding incentive fees in our servicing contract and the stability of our gross servicing margin;
•	the susceptibility of our mortgage servicing assets to impairment charges;
•	our competitive position;
•	uncertainty related to future government regulation;
•	assumptions regarding the availability of refinancing options for subprime and Alt-A borrowers and
•	general economic and market conditions

Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our final prospectus dated February 28, 2012 and our current reports on Form 8-K. Forward-looking statements speak only as of the date they were made and should not be relied upon. Home Loan Servicing Solutions, Ltd. undertakes no obligation to update or revise forward-looking statements.

INTRODUCTION

The following discussion of our results of operations, change in financial condition and liquidity should be read in conjunction with our Interim Condensed Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-Q and with our final prospectus dated February 28, 2012.

OVERVIEW

Strategic Priorities

On March 5, 2012, we launched operations using proceeds from our IPO and a concurrent private placement with our founder and chairman of our board of directors to acquire mortgage servicing assets related to a portfolio with $15.2 billion of UPB from Ocwen. Specifically, we purchased:

•

the contractual right to receive the servicing fees and investment earnings on the custodial accounts related to the Initial Mortgage Servicing Rights and the right to automatically obtain legal ownership, without any additional payment to Ocwen, of each Initial Mortgage Servicing Right upon the receipt of the Required Third Party Consents;

•	the outstanding servicing advances associated with the related pooling and servicing agreements; and

•	other assets related to the foregoing.

We also assumed a related match funded servicing advance financing facility from Ocwen effective upon the closing of the Initial Acquisition. At closing on March 5, 2012, HLSS paid cash of $149,798 to Ocwen for the estimated purchase price of the Initial Purchased Assets (net of assumed liabilities), subject to certain closing adjustments. The purchase price for the Rights to MSRs was based on the value of such assets at the time HLSS entered into the Purchase Agreement and the estimated outstanding UPB of the underlying mortgage loans at closing. The purchase price for the associated servicing advances and other assets was equal to the net consolidated book value, which approximated fair value, as of the purchase date of all assets and liabilities of the subsidiary and special purpose entity established in connection with the advance financing facility that owns these servicing advances.

The results for our first partial quarter of operations ended on March 31, 2012 reflect stable earnings that were in line with our expectations and exceeded the dividends declared for the period. The valuation of our assets was stable, and we continue to believe that our dividend compares favorably to the yield for similar investments. Ocwen’s servicing performance on behalf of HLSS was strong with delinquencies continuing to decrease and the advance ratio declining slightly faster than targeted in our contract with Ocwen. From an operational perspective, the transactions between HLSS and Ocwen went smoothly, and we believe that all servicing requirements under the pooling and servicing agreements were met in all material respects.

Having achieved our business and financial objectives in the first quarter, we subsequently purchased additional assets from Ocwen that are substantially similar to our initial portfolio under substantially similar terms. This purchase was funded primarily from excess proceeds from the Offerings and cash generated in excess of our dividend and allowed us to grow the size of our mortgage servicing portfolio to $17.8 billion of UPB as of May 1, 2012.

Following on this success, we intend to continue to acquire additional substantially similar servicing assets from Ocwen in the near term under two distinct approaches:

•

In order to remain fully invested and to offset the impact of prepayments in our servicing portfolio, we expect to continue to utilize cash flow from operations in excess of our dividend to purchase servicing assets that are substantially similar to our initial portfolio from Ocwen under substantially similar terms. We will refer to such transactions as flow transactions which are expected to take place at regular intervals. Certain terms of such flow transactions - including the servicing incentive fee and advance ratio targets - will vary from transaction to transaction. We expect to be able to maintain or moderately grow the size of our servicing portfolio over time through these transactions.

•

In order to increase the scale of our business we will look for opportunities to issue additional equity in the form of ordinary shares to allow us to execute larger purchases of mortgage servicing assets substantially similar to our initial portfolio from Ocwen under substantially similar terms. We will refer to such transactions as bulk purchases. Bulk purchases will be subject to equity market conditions and will likely require that additional advance financing capacity be arranged in advance or concurrent with each transaction in order to maintain leverage similar to our current level.

Ocwen stated that as of April 2, 2012 it has servicing assets with $92 billion of UPB that are substantially similar to the assets that HLSS purchased in the initial transaction. We believe that Ocwen perceives that it has benefited from the transfer of Rights to MSRs to us in connection with the Initial Acquisition. Though we cannot guarantee that future flow transactions will occur, we also believe that Ocwen will benefit from such flow transactions and therefore will continue to sell mortgage servicing assets to us in this manner, which will allow us to maintain or grow the UPB of our servicing portfolio.

HLSS remains open to purchasing assets from third parties other than Ocwen, but given the large amount of servicing assets remaining at Ocwen, we do not view initiating purchases from other third parties as a near-term priority. Considering this and our ability to meet our financial and business objectives for some time without purchasing assets from other third parties we will not engage in a discussion of the competitive dynamics driving the current market for the acquisition of servicing assets at this time. Should Ocwen be unwilling or unable to sell mortgage servicing assets to us in the near future, we expect that there will continue to be opportunities to purchase mortgage servicing assets from other parties.

A continued strategic priority for HLSS is to receive the consents necessary for us to become the named servicer for the securitizations where we currently own Rights to MSRs and the associated servicing advances. Based on our current dialogue with consent parties, our near term goal in pursuit of such consents is to establish an operating history that demonstrates a continued capability to perform the servicing requirements, specifically our obligation to fund servicing advances and to make principal and interest remittances in conformity with all requirements of the pooling and servicing agreements.

Our results for the quarter ended March 31, 2012 are discussed in more detail under Segment Results and Financial Condition.

Operating Segments

We operate the business as a single reportable segment. For purposes of our internal management reporting, we separately report the components of Interest income – notes receivable – Rights to MSRs, which include Servicing Fee Revenue, Servicing Expense and Amortization Expense for MSRs. See the Segment Results and Financial Condition section for additional information regarding our business segment reporting.

Operations Summary

The following table summarizes our consolidated operating results for the three months ended March 31, 2012 and 2011, which includes the periods prior to March 5, 2012 when we were a development stage enterprise. We have provided a more complete discussion of our operating results on a basis consistent with our internal management reporting in the Segment Results and Financial Condition section.

	2012	2011
Consolidated:
Revenue	$3,229	$-
Operating expenses	627	27

Income (loss) from operations	2,602	(27)
Interest expense	(1,291)	-

Income (loss) before income taxes	1,311	(27)
Income tax expense	17	-

Net income (loss)	$1,294	$(27)

Three Months Ended March 2012 versus March 2011. Revenue in 2012 primarily includes interest income recorded on Notes receivable – Rights to MSRs using the prospective interest method. Because we did not initially satisfy all of the requirements necessary to record the purchased assets as MSRs, this transaction was accounted for as a financing. Also included in revenue for the quarter ended March 31, 2012 are the amounts billed to Ocwen for services we provide under the Ocwen Professional Services Agreement and interest earned on custodial accounts and corporate account balances.

Operating expenses for the quarter ended March 31, 2012 increased primarily because of expenses associated with the activities required to operate HLSS after March 5, 2012 and consist primarily of compensation and benefits and professional services. Net income increased by $1,321 in the first three months of 2012 from a net loss of $27 in 2011.

Change in Financial Condition Summary

The overall increase in total assets of $543,124 and total liabilities of $364,999 during the three months ended March 31, 2012 resulted from:

•

The completion of the Offerings. We raised cash of $184,300 from the Offerings, which was offset by cash used to complete the Initial Acquisition of $138,792, changes in working capital and cash used to pay for the costs of the Offerings and the assumption of the advance facility. See the Liquidity and Capital Resource section for a further discussion of our sources and uses of cash.

•

The completion of the Initial Acquisition. The overall increase in total assets of $543,124 and total liabilities of $364,999 at March 31, 2012 resulted largely from our completion of the Initial Acquisition on March 5, 2012 in which we acquired assets of $497,968 and assumed liabilities of $359,176. See Note 3 to the Interim Condensed Consolidated Financial Statements for a more information about the Initial Acquisition.

The assets acquired in the Initial Acquisition included Notes receivable – Rights to MSRs which had a balance of $61,674, or 11% of total assets, at March 31, 2012. Notes receivable – Rights to MSRs is carried at fair value, which is determined based on an appraisal prepared with the assistance of an independent valuation firm and requires the use of significant unobservable inputs. The most significant assumptions used in the appraisal are summarized below:

•	Discount rates reflecting the risk of earning the future income streams ranging from 14% to 22%.

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR + 4%.

•	Mortgage loan prepayment projections ranging from 12% to 25% of the related mortgage lifetime projected prepayment rate.

•	Delinquency rate projections ranging from 15% to over 35% of the aggregate unpaid balance of the underlying mortgage loans.

The independent valuation firm reviewed the collateral attributes and the historical payment performance of the underlying mortgage servicing portfolio and compared them with similar mortgage servicing portfolios and with standard industry mortgage performance benchmarks to arrive at the assumptions set forth above. The selected collateral attributes and performance comparisons utilized were the voluntary prepayment performance, delinquency and foreclosure performance, operational cost comparison, average loan balance, weighted average coupon and note rate distribution, loan product type classification, geographic distribution and servicing advance behavior.

The unobservable inputs that have the most significant effect on the fair value of Notes receivable – Rights to MSRs are the mortgage loan prepayment rate projections and the interest rate projections; however, any significant increase (decrease) in discount rates, interest rates, mortgage loan prepayment projections or delinquency rate projections, each in isolation, would result in a substantially lower (higher) valuation.

Liquidity Summary

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of March 31, 2012, as measured by cash and available credit, was $34,000, an increase of $33,717 from December 31, 2011. At March 31, 2012, our cash position was $34,000 compared to $283 at December 31, 2011, and we were fully borrowed on our advance financing facility based on the collateral pledged at March 31, 2012. Regarding the investment of our cash, our investment policies emphasize principal preservation and availability by limiting investments to demand deposits.

In managing our liquidity position, our primary focus is on maintaining sufficient cash and unused borrowing capacity to meet our advancing obligations, pay expenses and purchase additional assets. We regularly monitor and project our cash position and borrowing capacity and take this into account in sizing asset purchases.

At March 31, 2012, we had $160,167 of unused borrowing capacity on our advance financing facility, however; as noted above, borrowing is limited based on the amount of collateral pledged, and as of March 31, 2012, we had no available borrowing capacity. On April 26, 2012, we executed an amendment that provides us with the ability to add and remove designated servicing agreements from the advance financing facility. The unused borrowing capacity may be utilized in the future by pledging additional qualifying collateral to this facility. We intend to utilize unused borrowing capacity to finance match funded advances related to the purchase of additional servicing assets; however, we plan to maintain sufficient unused borrow capacity to cover any foreseeable increase in advances on the current servicing portfolio.

Interest Rate Risk Summary

Interest rate risk is a function of (i) the timing and (ii) the dollar amount of assets and liabilities that re-price at various points in time. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or different bases, than our interest-earning assets.

We have executed a hedging strategy aimed to mitigate the impact of changes in variable interest rates within a certain time period based on the projected excess of interest rate sensitive liabilities over assets. Future variances between the projected excess of interest rate sensitive liabilities over assets and actual results could cause us to become over-hedged or under-hedged.

CRITICAL ACCOUNTING POLICIES

Our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of future events. Our critical accounting policies relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. The following is a summary of our more subjective and complex accounting policies as they relate to our overall business strategy.

Valuation of Notes Receivable – Rights to MSRs and Recognition of Interest Income

Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, specifically prohibits accounting for a transfer of servicing rights as a sale if legal title to such servicing rights has not passed to the purchaser. As a result, during the period before we receive the Required Third Party Consents related to the Initial Mortgage Servicing Rights, we are required to account for the purchase of the Rights to MSRs as a financing. We initially recorded the Notes receivable—Rights to MSRs at the purchase price of the Rights to MSRs. We amortize the Notes receivable—Rights to MSRs using the prospective interest method of accounting. At each reporting date, we calculate the present value of the net cash flows related to the then outstanding UPB of the underlying Initial Mortgage Servicing Rights and adjust the carrying value of the Notes receivable—Rights to MSRs to this amount.

The change in the carrying value of the Notes receivable—Rights to MSRs is deducted from the net servicing fees received by us with respect to the Initial Mortgage Servicing Rights and the servicing fees paid to Ocwen with respect to the Initial Mortgage Servicing Rights, and the resulting amount is recorded as interest income. Interest income is our primary source of income prior to receiving the Required Third Party Consents.

Other than transfer of legal title, we believe we have met all the other criteria under ASC 860 for the transfer of the Initial Mortgage Servicing Rights to be treated as a sale. Accordingly, if and when we obtain the Required Third Party Consents and become the legal owner of any Initial Mortgage Servicing Right:

The value of the Notes receivable – Rights to MSRs is established based on an appraisal prepared with the assistance of an independent valuation firm. The most significant assumptions used in the appraisal are summarized below:

•	Discount rates reflecting the risk of earning the future income streams from the Notes receivable – Rights to MSRs ranging from 14% to 22%.

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR + 4%.

•	Mortgage loan prepayment projections ranging from 12% to 25% of the related mortgage lifetime projected prepayment rate.

•	Delinquency rate projections ranging from 15% to over 35% of the aggregate unpaid balance of the underlying mortgage loans.

The independent valuation firm reviews the collateral attributes and the historical payment performance of the underlying mortgage servicing portfolio and compared them with similar mortgage servicing portfolios and with standard industry mortgage performance benchmarks to arrive at the assumptions set forth above. The selected collateral attributes and performance comparisons utilized were the voluntary prepayment performance, delinquency and foreclosure performance, operational cost comparison, average loan balance, weighted average coupon and note rate distribution, loan product type classification, geographic distribution and servicing advance behavior.

Derivative Financial Instruments

We are party to an interest rate swap agreement that we recognize on our Interim Condensed Consolidated Balance Sheet at fair value. On the date we entered into the interest rate swap agreement, we designated and documented it as a hedge of the variable cash flows to be paid for floating rate interest expense on our borrowings (cash flow hedge). To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, the documentation must include the risk management objective and strategy. We assess and document quarterly the extent to which a derivative has been and is expected to continue to be effective in offsetting the changes in the fair value or the cash flows of the hedged item. To assess effectiveness, we use statistical methods, such as regression analysis, as well as nonstatistical methods including dollar-offset analysis. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in other comprehensive income. We subsequently reclassify these changes in estimated fair value to net income in the same period, or periods, that the hedged transaction affects earnings and in the same financial statement category as the hedged item.

If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, we reclassify related amounts in accumulated other comprehensive income into earnings in the same period or periods during which the cash flows that were hedged affect earnings. In a period where we determine that it is probable that a hedged forecasted transaction will not occur, such as variable-rate interest payments on debt that has been repaid in advance, any related amounts in accumulated other comprehensive income are reclassified into earnings in that period.

SEGMENT RESULTS AND FINANCIAL CONDITION

We operate the business as a single reportable segment. A reconciliation of our reported results to our internal management reporting for the three months ended March 31, 2012 is shown in the following table. No reconciliation is provided for the three months ended March 31, 2011 because we were a development stage enterprise during that period, and our operations were limited to raising capital to complete the Initial Acquisition.

Our agreements with Ocwen were executed with the intent that HLSS would receive the total amount of the servicing fees collected and that we would pay Ocwen a subservicing fee that is determined based on its collections and advance ratio performance. We evaluate our operating performance and manage our business considering servicing fees collected and subservicing fees paid and maintain our internal management reporting on this basis. The following table presents our condensed consolidated results of operations in accordance with U.S. GAAP reconciled to our internally reported financial results.

Our total revenue, total operating expenses and income from operations as presented in our Management Reporting shown below should be considered in addition to, and not as a substitute for, total revenue, total operating expenses and income from operations determined in accordance with GAAP.

For the three months ended March 31, 2012:	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)

Revenue

Servicing fee revenue (1)	$—	$6,461	$6,461
Interest income - notes receivable – Rights to MSRs (4)	2,945	(2,945)	—
Professional services	251	—	251
Interest income – other	33	—	33

Total revenue	3,229	3,516	6,745

Operating expenses
Compensation and benefits	396	—	396
Servicing expense (2)	—	2,732	2,732
Amortization of MSRs (3)	—	784	784
General and administrative expenses	231	—	231

Total operating expenses	627	3,516	4,143

Income from operations	$2,602	$—	$2,602

(1)	Servicing Fee Revenue reflects $6,461 of servicing fees received under the agreements with Ocwen.
(2)	Servicing Expense reflects the fee we paid under the agreements with Ocwen.
(3)	Amortization of MSRs reflects $784 reduction in the value of the Notes receivable – Rights to MSRs.
(4)	Interest income – notes receivable – Rights to MSRs represents the net amount of servicing fees received less servicing fees paid and amortization of the Notes receivable – Rights to MSRs . We exclude this interest income from our management reporting and instead report the contractual components including Servicing Fee Revenue, Servicing Expense and Amortization of MSRs.

Three months ended March 2012 versus 2011. Servicing Fee Revenue increased due to the acquisition of the Initial Purchased Assets on March 5, 2012. Servicing Fee Revenue is a function of principal and interest collected during the period and the contractual servicing fee rate. Our gross servicing margin (Servicing Fee Revenue less Servicing Expense) was 29.6 basis points of average UPB for the month ended March 31, 2012. We also earned income from professional services provided to Ocwen under the Ocwen Professional Services Agreement.

Operating expenses increased because we began operations at the completion of the Initial Acquisition on March 5, 2012. Operating expenses in 2012 are primarily comprised of servicing fees paid to Ocwen for servicing the Rights to MSRs, salaries and wages and professional services. The servicing fees paid to Ocwen include $775 for the base fee and $1,957 in incentive fees. Amortization Expense was driven by reduction in the UPB for the Initial Purchased Assets. Average employment for the first quarter of 2012 was 10 employees. All of these employees transferred to HLSS from Ocwen at the time of closing the Offerings and the Initial Acquisition on March 5, 2012.

The following table provides selected operating statistics at or for the three months ended March 31:

(in thousands, except for loan count data)	2012	2011 (1)	% Change

Residential Assets Serviced
Unpaid principal balance:
Performing loans (2)	$11,867,430	$13,349,363	(11%)
Non-performing loans	2,630,919	3,383,534	(22)
Non-performing real estate	533,339	875,372	(39)

Total residential assets serviced	$15,031,688	$17,608,269	(15)

Average residential assets serviced	$15,244,266	$17,867,312	(15)

Prepayment speed (average CPR)	14.2%	15.4%	(8)

Percent of total UPB:
Servicing portfolio	100.0%	100.0%	—
Non-performing residential assets serviced	21.1%	24.2%	(13)

Number of:
Performing loans (2)	80,104	85,865	(7)
Non-performing loans	12,836	16,052	(20)
Non-performing real estate	2,546	4,294	(41)

Total number of residential assets serviced	95,486	106,211	(10)

Average number of residential assets serviced	96,257	107,459	(10)
Percent of total number:
Non-performing residential assets serviced	16.1%	19.2%	(16)

(1)	The data related to the Initial Mortgage Servicing Rights as of and for the three months ended March 31, 2011 are shown for comparative purposes only. HLSS acquired the Rights to MSRs on March 5, 2012 and had no rights to the Initial Mortgage Servicing Rights at March 31, 2011 or for the three months then ended.
(2)	Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

The following table provides information regarding changes in our portfolio of residential assets serviced from the date of acquisition to March 31, 2012:

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at March 5, 2012	$15,227,283	96,162
Additions	—	—
Runoff	(195,595)	(676)

Servicing portfolio at March 31, 2012	$15,031,688	95,486

EQUITY

Total equity amounted to $178,134 at March 31, 2012 as compared to $9 at December 31, 2011. This increase of $178,125 is primarily due to the proceeds of the Offerings of $184,300 less share issuance costs of $3,814 and dividends declared of $3,939. In addition, we recorded $284 of unrealized gains in Other comprehensive income on an interest rate swap that we designated as a cash flow hedge.

Over time, we intend to distribute at least 90 percent of our earnings in the form of monthly cash dividends. Our Board of Directors declared a monthly cash dividend on January 30, 2012 of $0.10 per share (prorated for the partial month of March 2012 of $0.08 per share) for our first three months of operations. The entire amount of the dividend declared was recorded in the quarter ended March 31, 2012, and our first prorated dividend payment for the month of March 2012 of $0.08 per share was paid on April 10, 2012.

INCOME TAX EXPENSE

Income tax expense was $17 for the three months ended March 31, 2012. There was no income tax expense for the three months ended March 31, 2011.

Our effective tax rate for the first three months of 2012 was 1.3%. Income tax provisions for interim periods are based on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. We are a Cayman Islands exempted company, and the Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation. Our subsidiary, HLSS Management, LLC, is the employer of all of our U.S. based employees and has elected to be taxed as a corporation for U.S. federal income tax purposes. Income tax expense was computed by applying the Federal and state combined rate of 38% to the earnings of HLSS Management, LLC which are subject to U.S. federal and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of March 31, 2012, as measured by cash and available credit, was $34,000, an increase of $33,717 from December 31, 2011. At March 31, 2012, our cash position was $34,000 compared to $283 at December 31, 2011, and we were fully borrowed on our advance financing facility based on the collateral pledged at March 31, 2012. Regarding the investment of cash, our investment policies emphasize principal preservation and availability by limiting the investment to demand deposit accounts.

Investment policy and funding strategy.

Our primary sources of funds for near-term liquidity are:

•	interest income on the Notes receivable – Rights to MSRs; and
•	proceeds from match funded liabilities.

An expected long-term source of liquidity is the proceeds from the issuance of equity capital.

Our primary uses of funds are:

•	payments for advances in excess of collections on our existing servicing portfolio;
•	payments of interest and operating costs;
•	purchases of MSRs and related servicing advances and
•	repayments of borrowings.

In managing our liquidity position, our primary focus is on maintaining sufficient cash and unused borrowing capacity to meet our advancing obligations, pay expenses and purchase additional assets. We regularly monitor and project our cash position and borrowing capacity and take this into account in sizing asset purchases.

At March 31, 2012, $160,167 of our total maximum borrowing capacity remained unused. We maintain unused borrowing capacity for two reasons:

•	as a protection should advances increase due to increased delinquencies and
•	to provide capacity for the acquisition of additional servicing rights.

Outlook. We believe that our cash balance and unused advance financing capacity are sufficient to meet foreseeable requirements.

Debt financing summary. During the first quarter of 2012, we assumed an existing advance financing facility from Ocwen in connection with the Initial Acquisition. As of March 31, 2012, we had $160,167 of unused borrowing capacity. Our ability to continue to pledge collateral under our advance facility depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing. The debt covenants for our Advance Facility require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our Advance Facility. We believe we are in compliance with these covenants and do not expect them to restrict our activities.

Cash flows for the three months ended March 31.

The following table presents a summary of our cash flows for the three months ended March 31:

	2012	2011
Net income (loss)	$1,294	$(27)
Adjustments for non-cash items	457	—
Change in working capital accounts	4,768	24

Cash flow from operating activities	6,519	(3)
Cash flow from investing activities	(149,014)	—
Cash flow from financing activities	176,212	—

Net increase (decrease) in cash	33,717	(3)
Cash at beginning of period	283	300

Cash at end of period	$34,000	$297

Three months ended March 31, 2012. Our operating activities provided $6,519 of cash. Components of operating cash flow included amounts provided by reductions in servicing advances of $4,785 and by our net income of $1,294, adjusted for amortization of debt issuance costs of $457. Increases in other liabilities of $4,947 were offset by increases in other assets of $4,964.

Our investing activities used $149,798 of cash during the three months ended March 31, 2012 to acquire Rights to MSRs, advances and other related assets net of liabilities assumed, in connection with the Initial Acquisition offset by a reduction of our Notes receivable – Rights to MSRs of $784. The purchase price that we paid to close the Initial Acquisition was based on estimated closing date values. On March 31, 2012, we determined that the final purchase price should be $138,792 and recorded $11,006 due from Ocwen. We expect to receive this amount in the quarter ending June 30, 2012.

Our financing activities provided $176,212 of cash from the proceeds of the Offerings offset by payments of offering costs, debt issue costs for the transfer of the advance financing facility and repayments of match funded liabilities.

Cash flows for the three months ended March 31, 2011. We were a development stage enterprise until the date of the completion of the Offerings and Initial Acquisition on March 5, 2012. We used $3 of cash for operating activities during the quarter ended March 31, 2011, which consisted of a net loss of $27 offset by an increase in other liabilities of $24.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER MATTERS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include our interest payments and operating leases. The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of March 31, 2012:

	Remainder of 2012	2013 through 2014	2015 through 2016	After 2016	Total
Operating leases	$60	$148	$—	$—	$208

	$60	$148	$—	$—	$208

We lease office space in Atlanta, Georgia and West Palm Beach, Florida for $7 per month pursuant to subleases with Altisource. The leases terminate on October 31, 2014.

We exclude match funded liabilities from the contractual obligation table above because it represents non-recourse debt that has been collateralized by match funded advances which are not available to satisfy general claims against Ocwen. Holders of the notes issued by the SPE have no recourse against any assets other than the match funded advances that serve as collateral for the securitized debt. Actual interest on match funded liabilities was $790 during the period from March 5, 2012 to March 31, 2012. Future interest expense may vary depending on utilization, changes in LIBOR and spreads and the execution of hedging strategies.

Off-Balance Sheet Arrangements

In the normal course of business, we may engage in transactions with a variety of financial institutions and other companies that are not reflected on our Interim Condensed Consolidated Balance Sheet. We are subject to potential financial loss if the counterparties to our off-balance sheet transactions are unable to complete an agreed upon transaction. We seek to limit counterparty risk through financial analysis, dollar limits and other monitoring procedures. We have also entered into non-cancelable operating leases principally for our office facilities.

Derivatives. We record all derivative transactions at fair value on our Interim Condensed Consolidated Balance Sheet. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss.

Involvement with an SPE. We use an SPE in the financing of our servicing advances. We use a match funded securitization facility to finance our servicing advances. The SPE to which the advances are transferred in the securitization transaction is included in our Interim Condensed Consolidated Financial Statements because we are the primary beneficiary of the SPE which is also a VIE. The holders of the debt of this SPE can look only to the assets of the SPE for satisfaction of the debt and have no recourse against HLSS.

VIEs. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our Interim Condensed Consolidated Financial Statements. As of March 31, 2012, we have no VIEs other than our advance financing SPE. See Note 1—Principles of Consolidation – Variable Interest Entities to our Interim Condensed Consolidated Financial Statements for additional information regarding our consolidation of a VIE.

Related Parties

We have entered into various agreements with Ocwen and AltisourceTM in connection with the Initial Acquisition. William C. Erbey, our founder and the Chairman of our Board of Directors, is also the Chairman of the Board of Directors and largest shareholder of Ocwen and the Chairman of the Board of Directors and largest shareholder of Altisource.

From March 5, 2012 to March 31, 2012, pursuant to the Purchase Agreement and related sales supplement with Ocwen, we retained net servicing fees of $3,729 of which we recorded $2,945 as Interest income – notes receivable – Rights to MSRs and $784 as a reduction of Notes receivable – Rights to MSRs. During the same period, we acquired servicing advances made by Ocwen of $95,889. We billed Ocwen and Ocwen billed us $251 and $10, respectively, under the Ocwen Professional Services Agreement. Revenue from the Ocwen Professional Services Agreement is included in Other revenue.

Altisource billed us $52 for services provided to us during March 2012 under the Altisource Administrative Services Agreement. We reported this amount as a component of General & administrative expenses for the three months ended March 31, 2012.

These services were provided to and received from our affiliates at rates that we believe to be comparable to market rates.

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-04 (ASC 820, Fair Value Measurement): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and prescribe certain additional disclosures about fair value measurements, including: for fair value measurements within Level 3 of the fair value hierarchy, disclosing the valuation process used and the sensitivity of fair value measurement to changes in unobservable inputs; and for items not carried at fair value but for which fair value must be disclosed, categorization by level of the fair value hierarchy. Our adoption of this standard effective January 1, 2012 did not have a material impact on our Interim Condensed Consolidated Financial Statements. See Note 4 to our Interim Condensed Consolidated Financial Statements for our fair value disclosures.

ASU 2011-05 (ASC 220, Comprehensive Income): Presentation of Comprehensive Income. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates that option. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income and requires that an entity present reclassification adjustments from other comprehensive income to net income by component on the face of both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU 2011-12, which was issued on December 23, 2011, defers indefinitely the provision regarding the presentation of reclassification adjustments. Our adoption of this standard effective January 1, 2012 did not have a material impact on our Interim Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (DOLLARS IN THOUSANDS)

Market risk includes liquidity risk and interest rate risk. Market risk also reflects the risk of decline in the valuation of financial instruments and the collateral underlying loans. Our Investment Committee reviews significant transactions that may impact market risk and is authorized to utilize a wide variety of techniques and strategies to manage market risk including, in particular, interest rate risk.

Liquidity Risk

We are exposed to liquidity risk should the cash required to make new advances pursuant to servicing contracts and our agreements with Ocwen exceed the amount of advance repayments. In general, we finance our operations through operating cash flow and have an advance financing facility in place with sufficient capacity to cover the majority of cash required to make new advances. However, our advance financing facility contains borrowing conditions which, if not met, could affect our ability to borrow on new advances and affect our liquidity. See the Overview - Liquidity Summary and Liquidity and Capital Resources sections for additional discussion of liquidity.

Interest Rate Risk

As explained in the Overview – Interest Rate Risk Summary section, interest rate risk is a function of (i) the timing and (ii) the dollar amount of assets and liabilities that re-price at each point in time. If interest rates increase by 1% on our variable-rate advance financing and interest earning account balances, we estimate a net negative impact of approximately $205 resulting from an increase of $1,035 in annual interest income compared to an increase of $1,240 in annual interest expense based on March 31, 2012 balances. The relatively modest effect on interest expense is due in large part to our hedging activities.

March 31, 2012
Variable-rate borrowings outstanding	$357,353
Custodial account balances (excluded from our Interim Condensed Consolidated Balance Sheet)	68,593
Notional balance of interest rate swap (1)	235,058

(1)	Relates to the interest rate swap entered into to hedge our exposure to rising interest rates on our variable-rate borrowings with an outstanding balance of $357,353 at March 31, 2012.

Our Interim Condensed Consolidated Balance Sheet at March 31, 2012 included interest-earning assets totaling $34,950. Interest-earning assets include $34,000 of interest-earning cash accounts and $950 of interest-earning collateral accounts.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2012. Based on this evaluation, our President and Chief Financial Officer concluded that as of March 31, 2012 our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to HLSS, including its consolidated subsidiaries, is made known to our President and Chief Financial Officer by others within those entities particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by HLSS in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the President or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We may be party to various claims, legal actions, and complaints arising in the ordinary course of business. There are currently no probable matters outstanding that, in the opinion of management, will have a material effect on our Interim Condensed Consolidated Financial Statements. There are also currently no reasonably possible matters outstanding that, in the opinion of management, will have a material effect on our Interim Condensed Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS

We include a discussion of the principal risks and uncertainties that affect or could affect our business operations on pages 16 through 41 of our final prospectus dated February 28, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(3)	Exhibits.

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME LOAN SERVICING SOLUTIONS, LTD.

Date: May 4, 2012	By: /s/ James E. Lauter
James E. Lauter
Chief Financial Officer and Chief Accounting Officer (On behalf of the Registrant and as its principal financial officer)