Form 10-Q/A
period 2012-03-31
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2012-05-11
CIK 1513161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                          to

Commission File Number: 1-35431

Home Loan Servicing Solutions, Ltd.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0683664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Home Loan Servicing Solutions, Ltd.

c/o Walkers Corporate Services Limited

Walker House, 87 Mary Street

George Town, Grand Cayman KY1-9005

Cayman Islands

(Address of principal executive offices) (Zip Code)

(345) 945-3727

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Number of Ordinary Shares, $0.01 par value, outstanding as of May 11, 2012: 14,197,218 shares.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Home Loan Servicing Solutions’ Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the Securities and Exchange Commission on May 4, 2012 (“the Form 10-Q”), is solely to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T.

Included as Exhibit 101 to this report is the following information formatted in XBRL: (i) the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, (ii) the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, (iii) the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2012 and 2011, (iv) the condensed consolidated statements of changes in equity for the three months ended March 31, 2012 and 2011, (v) the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, and (vi) the notes to the interim condensed consolidated financial statements (tagged as blocks of text).

No other changes have been made to the Form 10-Q, and this Form 10-Q/A does not does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update any other disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

(3)             Exhibits.

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
	101.INS	XBRL Instance Document (2)
	101.SCH	XBRL Taxonomy Extension Schema Document (2)
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
	101.PRE	XBRL Taxomony Extension Presentation Linkbase Document (2)

(1)	Filed with Home Loan Servicing Solution’s Quarterly Report on Form 10-Q filed on May 4, 2012 for the period ended March 31, 2012.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME LOAN SERVICING SOLUTIONS, LTD.

Date: May 11, 2012	By: /s/ James E. Lauter
James E. Lauter Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)

3