Form 10-Q
period 2012-06-30
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2012-07-16
CIK 1513161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of Ordinary Shares, $0.01 par value, outstanding as of July 16, 2012: 14,197,218 shares.

HOME LOAN SERVICING SOLUTIONS, LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2012	December 31, 2011
Assets
Cash	$36,458	$283
Match funded advances	430,040	—
Notes receivable – Rights to MSRs	70,175	—
Other assets	23,986	2,860

Total assets	$560,659	$3,143

Liabilities and Equity
Liabilities
Match funded liabilities	$368,467	$—
Dividends payable	1,420	—
Other liabilities	8,696	3,134

Total liabilities	378,583	3,134

Commitments and Contingencies (See Note 14)

Equity
Equity – Ordinary shares, $.01 par value; 200,000,000 and 5,000,000 shares authorized; 14,197,218 and 20,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	142	—
Additional paid-in capital	179,285	300
Retained earnings (accumulated deficit)	3,214	(291)
Accumulated other comprehensive income (loss)	(565)	—

Total equity	182,076	9

Total liabilities and equity	$560,659	$3,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

For the periods ended June 30,	Three Months		Six Months
	2012	2011	2012	2011
Revenue
Interest income – notes receivable – Rights to MSRs	$10,580	$—	$13,525	$—
Interest income – other	103	—	136	—

Total interest income	10,683	—	13,661	—
Other revenue	744	—	995	—

Total revenue	11,427	—	14,656	—

Operating expenses
Compensation and benefits	1,029	—	1,425	—
General and administrative expenses	715	17	946	44

Total operating expenses	1,744	17	2,371	44

Income (loss) from operations	9,683	(17)	12,285	(44)

Other expense
Interest expense	4,964	—	6,255	—

Total other expense	4,964	—	6,255	—

Income (loss) before income taxes	4,719	(17)	6,030	(44)
Income tax expense	60	—	77	—

Net income (loss)	$4,659	$(17)	$5,953	$(44)

Earnings (loss) per share
Basic	$0.33	$(0.83)	$0.65	$(2.19)

Diluted	$0.33	$(0.83)	$0.65	$(2.19)

Weighted average ordinary shares outstanding
Basic	14,194,370	20,000	9,191,172	20,000
Diluted	14,194,370	20,000	9,191,172	20,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

For the periods ended June 30,	Three Months		Six Months
	2012	2011	2012	2011

Net income (loss)	$4,659	$(17)	$5,953	$(44)

Other comprehensive income (loss), net of tax:

Change in the value of designated cash flow hedges (1)	(849)	—	(565)	—

Total other comprehensive income (loss), net of tax	(849)	—	(565)	—

Comprehensive income (loss)	$3,810	$(17)	$5,388	$(44)

(1)	Because the associated derivative financial instruments are held in an entity that is not subject to income tax, there is no income tax on the change in the value of the designated cash flow hedges.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

	Ordinary Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2011	$—	$300	$(291)	$—	$9
Net income	—	—	5,953	—	5,953
Other comprehensive loss, net of tax				(565)	(565)

Total comprehensive income					5,388

Issuance of ordinary shares, net of costs	142	181,921	—	—	182,063
Declaration of cash dividends	—	(2,936)	(2,448)	—	(5,384)

Balance at June 30, 2012	$142	$179,285	$3,214	$(565)	$182,076

	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2010	$—	$300	$(18)	$—	$282
Net loss	—	—	(44)	—	(44)
Other comprehensive income, net of tax				—	—

Total comprehensive income					(44)

Issuance of ordinary shares, net of costs	—	—	—	—	—
Declaration of cash dividends	—	—	—	—	—

Balance at June 30, 2011	$—	$300	$(62)	$—	$238

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the six months ended June 30,	2012	2011
Cash flows from operating activities
Net income (loss)	$5,953	$(44)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	2,271	—
Changes in assets and liabilities:
Decrease in match funded advances	75,559	—
Decrease in other assets	343	11
Increase in other liabilities	6,910	30

Net cash provided by (used in) operating activities	91,036	(3)

Cash flows from investing activities
Purchase of notes receivable – Rights to MSRs	(73,691)	—
Reduction in notes receivable – Rights to MSRs	3,516	—
Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of notes receivable – Rights to MSRs	(168,927)	—

Net cash used in investing activities	(239,102)	—

Cash flows from financing activities
Proceeds from match funded liabilities	10,131	—
Payment of debt issue costs	(3,989)	—
Proceeds from issuance of ordinary shares	185,994	—
Payment of offering costs	(3,931)	—
Payment of dividends to shareholders	(3,964)	—

Net cash provided by financing activities	184,241	—

Net increase (decrease) in cash	36,175	(3)
Cash at beginning of period	283	300

Cash at end of period	$36,458	$297

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise stated, except share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Home Loan Servicing Solutions, Ltd. was incorporated on December 1, 2010 as a Cayman Islands exempted company formed for the purpose of acquiring mortgage servicing assets, including mortgage servicing rights and related servicing advances. Home Loan Servicing Solutions, Ltd. conducts these operations through its wholly owned subsidiaries, HLSS Holdings, LLC and HLSS Management, LLC. Unless otherwise stated, all references to “HLSS,” “us,” “our,” “we,” the “Company” and similar designations refer to Home Loan Servicing Solutions, Ltd. and its consolidated subsidiaries. HLSS is headquartered in the Cayman Islands and has offices in Atlanta, Georgia and West Palm Beach, Florida.

Our business strategy focuses on acquiring mortgage servicing assets. We do not originate or purchase mortgage loans, and as a result, we are not subject to the risk of loss related to the origination or ownership of mortgage loans. Because we have not received the necessary approvals and consents (the “Required Third Party Consents”) to become the named servicer of the mortgage servicing rights, we instead acquired from Ocwen Loan Servicing, LLC, a wholly-owned subsidiary of Ocwen Financial Corporation (collectively “Ocwen”) the rights to receive the servicing fees which we refer to as “Rights to MSRs”. Accordingly, Ocwen will continue to service the mortgage loans and will receive compensation from us for its servicing activities. Upon receipt of the Required Third Party Consents, Ocwen will transfer legal ownership of the mortgage servicing rights to us without any additional payment. We intend to pursue the Required Third Party Consents for our initial portfolio and for future acquisitions. Whether we acquire mortgage servicing rights or Rights to MSRs, we also acquire servicing advances and other associated assets. We do not believe that whether we directly own mortgage servicing rights or the related Rights to MSRs materially affects our business strategy or economic performance.

On March 5, 2012, we completed an initial public offering (“IPO”) and a concurrent private placement of our ordinary shares from which we raised cash of $184,300 (the “Offerings”). Immediately thereafter, on March 5, 2012, we used $149,798 to acquire certain assets, net of assumed liabilities, from Ocwen (the “Initial Acquisition”). The acquired assets related to mortgage servicing rights with respect to 116 pooling and servicing agreements with unpaid principal balance (“UPB”) of approximately $15.2 billion as of March 5, 2012 (the “Initial Mortgage Servicing Rights”). After closing, the purchase price paid was adjusted to $138,792 as further described in Note 2.

Prior to March 5, 2012, the Company was a development stage enterprise. Because we commenced operations on March 5, 2012, the condensed consolidated statement of cash flows for the six months ended June 30, 2012 do not include six full months of operating activities. Accordingly, our cash flows for the six months ended June 30, 2012 are not necessarily indicative of the results to expect for a full six month period or for the entire year ending December 31, 2012.

Basis of Presentation

We prepared the accompanying unaudited Interim Consolidated Financial Statements in conformity with the instructions of the Securities and Exchange Commission (“SEC”) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2012 are not necessarily indicative of the results to expect for any other interim period or for the entire year ending December 31, 2012. A user of the unaudited Condensed Interim Consolidated Financial Statements presented herein should read them in conjunction with the audited Consolidated Financial Statements and related notes thereto included in our final prospectus dated February 28, 2012. We derived December 31, 2011 condensed balance sheet data from audited financial statements, but within this filing do not include all disclosures required by GAAP. The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly significant relate to our fair value measurements of Notes receivable – Rights to MSRs.

Principles of Consolidation

Our financial statements include the accounts of Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiaries, as well as a variable interest entity (“VIE”) of which we are the primary beneficiary. We eliminate intercompany accounts and transactions in consolidation.

Variable Interest Entities

We evaluate each special purpose entity (“SPE”) for classification as a VIE. When an SPE meets the definition of a VIE and we determine that HLSS is the primary beneficiary, we include the SPE in our Interim Condensed Consolidated Financial Statements.

The servicing advances that we acquired in connection with the Initial Acquisition are in an SPE created in connection with the match funded financing facility that we assumed. We have determined that this SPE is a VIE of which we are the primary beneficiary. The accounts of this SPE are included in our Interim Condensed Consolidated Financial Statements. See Note 2 for further discussion of the acquired SPE.

Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to an SPE in exchange for cash. This SPE issues debt supported by collections on the transferred advances. We made these transfers under the terms of our amended and restated advance facility agreements with Barclays Bank Plc we assumed from Ocwen in connection with the Initial Acquisition (the “Advance Facility”). These transfers do not qualify for sales accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred advances on our Interim Condensed Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. We use collections on the advances pledged to the SPE to repay principal and to pay interest and the expenses of the entity. Holders of the debt issued by this entity can look only to the assets of the entity itself for satisfaction of the debt and have no recourse against HLSS.

The following table summarizes the assets and liabilities of the SPE formed in connection with our match funded advance facility, at the dates indicated:

	June 30, 2012	December 31, 2011
Match funded advances	$430,040	$—
Other assets (1)	19,492	—

Total assets	$449,532	$—

Match funded liabilities	$368,467	$—
Other liabilities	511	—

Total liabilities	$368,978	$—

(1)	Other assets principally include debt service accounts, prepaid lender fees and debt issuance costs. See Note 5 for more information about our other assets.

Cash

Cash includes both interest-bearing and non-interest-bearing demand deposits with financial institutions with original maturities of 90 days and less. There were no restrictions on the use of the cash balance as of June 30, 2012 and December 31, 2011.

Servicing Activities and Advances

Residential mortgage loan servicers manage the billing, collections and loss mitigation activities associated with mortgage loans that are originated by banks or other lenders. Servicers send borrowers monthly account statements, collect monthly mortgage payments, remit such payments to the owner of the mortgage loan, answer customer service inquiries and maintain custodial accounts to hold borrower payments of principal and interest and amounts received from borrowers to pay real estate taxes and insurance with respect to the properties securing the mortgage loans and pay such real estate taxes and insurance premiums from the custodial accounts. A servicer will also remit collections on the mortgage loans from the custodial accounts to the trustee of the applicable securitization trust to make payments on the related mortgage-backed securities, and prepare and deliver monthly and annual reports to the trustee. A servicer may also be required to advance its own funds to cover shortfalls in collections of principal and interest from borrowers, to pay property and casualty insurance premiums and real estate taxes on a property and to cover the costs associated with protecting or foreclosing on a property. If borrowers become delinquent on loans, the servicer generally may conduct loss mitigation activities to reduce loan delinquencies and losses by working with borrowers to collect payments and modify loans or enforce the lenders’ remedies, which may include initiating foreclosure procedures and selling the properties.

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

Servicing advances are usually reimbursed from amounts received with respect to the related mortgage loan, including payments from the borrower or amounts received from the liquidation of the property securing the loan, which is referred to as “loan level recovery.” Servicers generally have the right to cease making servicing advances on a loan if they determine that advances are not recoverable at the loan level. With respect to the Rights to MSRs that we own, Ocwen makes this determination in accordance with its stop advance policy. In the event that loan level recovery is not sufficient to reimburse the servicer in full for servicing advances made with respect to a mortgage loan, our pooling and servicing agreements provide that the servicer is entitled to be reimbursed from collections received with respect to other loans in the same securitized mortgage pool, which is referred to as “pool level recovery.” We do not receive interest on servicing advances.

We are obligated to purchase the servicing advances made by Ocwen during the period of time prior to the transfer of legal ownership of the Initial Mortgage Servicing Rights to us, and when an Initial Mortgage Servicing Right is transferred to us, we will become directly obligated to the related trustee to make any servicing advances required pursuant to the related pooling and servicing agreements. Servicing advances serve as collateral under the terms of the Advance Facility.

We record a charge to earnings to the extent that we believe advances are uncollectible under the provisions of each servicing contract taking into consideration the projected collections under the applicable loan or pool relative to the advances outstanding and the projected future advances. However, the servicer is generally only obligated to advance funds to the extent that it believes the advances are recoverable from expected proceeds from the loan. We assess collectability using proprietary cash flow projection models which incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, time to a foreclosure sale, estimated costs of foreclosure action, future property tax payments and the value of the underlying property net of carrying costs, commissions and closing costs.

Notes Receivable—Rights to MSRs and Interest Income

We structured the purchase of the Rights to MSRs to convey to HLSS all the rights and rewards of ownership of MSRs absent the necessary approvals and allow us to become the named servicer under the applicable pooling and servicing agreements; however, until we receive the Required Third Party Consents, Ocwen will remain the named servicer of the related mortgage servicing rights. Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, specifically prohibits accounting for a transfer of servicing rights as a sale if legal title to such servicing rights has not passed to the purchaser. As a result, prior to receiving the Required Third Party Consents related to the Initial Mortgage Servicing Rights, we are required to account for the purchase of the Rights to MSRs as a financing. We initially recorded the Notes receivable -Rights to MSRs at the purchase price of the Rights to MSRs. We amortize the Notes receivable—Rights to MSRs using the prospective interest method of accounting. At each reporting date, we calculate the present value of the net cash flows related to the then outstanding UPB of the underlying Initial Mortgage Servicing Rights and adjust the carrying value of the Notes receivable—Rights to MSRs to this amount. The change in the carrying value of the Notes receivable -Rights to MSRs reduces the net servicing fees received by us with respect to the Initial Mortgage Servicing Rights and the servicing fees paid to Ocwen with respect to the Initial Mortgage Servicing Rights. We record the resulting amount as interest income. Interest income is our primary source of income prior to receiving the Required Third Party Consents. See Note 9 for more information about how we calculate Interest income—notes receivable – Rights to MSRs.

Other than transfer of legal title, we believe we meet all the other sales treatment criteria under ASC 860 for the transfer of the Initial Mortgage Servicing Rights. If we obtain the Required Third Party Consents and become the legal owner of any Initial Mortgage Servicing Right:

•	we will be contractually obligated to service the mortgage loans underlying such Initial Mortgage Servicing Right in accordance with the related pooling and servicing agreement;

•

Ocwen will be contractually obligated to us pursuant to the subservicing agreement between HLSS and Ocwen to perform substantially all of the servicing functions it currently performs on our behalf relating to such Initial Mortgage Servicing Right, other than maintaining custodial accounts, remitting amounts from the custodial accounts and funding servicing advances pursuant to the terms of the related pooling and servicing agreement, which are functions for which we will be responsible; and

•

we will account for the remaining balance of the Notes receivable – Rights to MSRs related to such Initial Mortgage Servicing Rights as mortgage servicing rights to the extent we have received the Required Third Party Consents to transfer legal ownership of such mortgage servicing rights to us and will begin recording Servicing Fee Revenue related to the mortgage servicing right rather than Interest income – notes receivable – Rights to MSRs.

Servicing Fees, Base Fees, Ancillary Income and Performance Based Incentive Fees

Since we are not the named servicer for the mortgage loans underlying the Rights to MSRs, Ocwen will continue to be the named servicer for these loans and will receive the servicing fee associated with the Initial Mortgage Servicing Rights; however, Ocwen pays these servicing fees to us under the terms of the Purchase Agreement and related sale supplement described in Note 2. We pay Ocwen a monthly base fee equal to 12% of the servicing fees collected each month. The monthly base fee payable to Ocwen varies from month to month based on the level of collections of principal and interest for the mortgage loans serviced. In addition to the monthly base fee, Ocwen retains any ancillary income (excluding investment income earned on any custodial accounts) payable to the servicer pursuant to the related pooling and servicing agreements. Ocwen also receives a performance based incentive fee to the extent the Servicing Fee Revenue that it collects for any given month exceeds the sum of the monthly base fee and the retained fee.

The amount, as expressed in terms of basis points of the average UPB of the mortgage loans serviced, used to calculate the retained fee is a contractually agreed upon amount. If we do not receive an amount equal to the retained fee in any given month, as expressed in terms of basis points of the average UPB of the mortgage loans serviced, this creates a shortfall in our targeted gross servicing margin percentage. Should this occur, Ocwen will not earn a performance based incentive fee for any month that there is such a shortfall, or in any subsequent month, until we have recovered such shortfall from amounts that would otherwise be available to pay future performance based incentive fees to Ocwen.

The performance based incentive fee payable in any month will be reduced by an amount equal to 6.5% per annum of the amount of any such excess servicing advances if the advance ratio exceeds a predetermined level for that month.

Derivative Financial Instruments

We are party to interest rate swap agreements that we recognize on our Interim Condensed Consolidated Balance Sheet at fair value within other liabilities. On the date we entered into the interest rate swap agreements, we designated and documented them as hedges of the variable cash flows payable for floating rate interest expense on our borrowings (cash flow hedge). To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the hedged exposure. In addition, the documentation must include the risk management objective and strategy. We assess and document quarterly the derivatives’ effectiveness and expected effectiveness in offsetting the changes in the fair value or the cash flows of the hedged items. To assess effectiveness, we use statistical methods, such as regression analysis, as well as nonstatistical methods including dollar-offset analysis. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in other comprehensive income. We subsequently reclassify these changes in estimated fair value to net income in the same period, or periods, that the hedged transaction affects earnings and in the same financial statement category as the hedged item.

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

See Note 8 for additional information regarding our interest rate swap agreements.

Match Funded Liabilities

The Advance Facility currently finances all of the outstanding advances associated with the Initial Mortgage Servicing Rights. Match funded liabilities are a form of non-recourse debt that are collateralized by the servicing advances. The investor in the notes issued under this facility is Barclays Bank PLC. Our Match funded liability balance is driven primarily by the level of servicing advances and the advance borrowing rate, which is defined as the collateral value of servicing advances divided by total servicing advances. The advance borrowing rates, which are different for each type of six advance types, were set at levels that enabled each class of notes issued pursuant to the advance financing facility to meet ratings criteria as determined by Standard & Poor’s.

Under the terms of the related indenture, the SPE created in connection with the Advance Facility are subject to various qualitative and quantitative covenants. We believe that we are currently in compliance with these covenants.

•	Restrictions on future investments and indebtedness;

•	Restrictions on sale or assignment of Match funded advances and

•	Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying the indenture.

Interest Income - Other

Interest income – Other includes interest earned on mortgage loan payments and payoff collections not yet remitted either to the securitization trust that owns the mortgage loan or to pay real estate taxes and insurance premiums with respect to the related mortgaged properties. Mortgage loan payments are usually due from the borrower between the first and fifteenth days of the month. Remittance to the securitization trust typically occurs between the eighteenth and twenty-fourth days of each month. Until remitted to the securitization trust, these payments reside in interest bearing custodial accounts controlled by the servicer and we invest these amounts in accordance with the pooling and servicing agreements and our investment policy. Pursuant to the Purchase Agreement, we are entitled to receive from Ocwen any custodial account earnings related to the Rights to MSRs even though we will not have custody of those accounts until legal ownership of the related Initial Mortgage Servicing Rights is transferred to us.

Other Revenue

Other revenue consists of amounts due to us from Ocwen under the terms of the Ocwen Professional Services Agreement. Under the Ocwen Professional Services Agreement, we receive revenue for providing certain services to Ocwen, which include valuation analysis of mortgage servicing rights, treasury management and other similar services. See Note 13 for more information regarding our related party transactions.

Operating Expenses

Our operating expenses consist largely of compensation and benefits for our employees and fees payable to members of our Board of Directors. In addition, we incur expenses for facilities, technology, communication and other expenses typical of public companies, including audit, legal and other professional fees. Altisource Portfolio Solutions, S.A. (“Altisource”) provides some of these administrative services pursuant to the Altisource Administrative Services Agreement. General and administrative expenses also include expenses related to the services we provide to Ocwen, and the services provided by Ocwen to us, under the Ocwen Professional Services Agreement. See Note 13 for more information regarding our related party transactions.

Organization Costs

Until the closing of the Offerings we were a development stage enterprise, and we classified our expenses as “Organization costs.” These organization costs include legal and accounting fees, registration fees and other costs incurred during the development stage to establish Home Loan Servicing Solutions, Ltd. and its subsidiaries. We expensed these costs as incurred. Organization costs were approximately $123 and $44 for the six months ended June 30, 2012 and 2011, respectively, and are included in General and administrative expenses. We did not incur additional organization costs after the Offerings, so there were no incremental organization costs in the three months ended June 30, 2012 ($17 for the comparable 2011 period).

Interest Expense

We primarily finance servicing advances with Match funded liabilities that accrue interest. Interest expense also includes amortization of deferred financing costs, non-use fees and any hedge related costs.

Interest expense is sensitive to the Match funded advance balance which is driven primarily by the delinquency rates and amount of UPB serviced. The speed at which delinquent loans are resolved affects our interest expense. For example, slower resolution of delinquencies will result in higher servicing advance balances and higher interest expense. In order to mitigate the interest expense impact of higher servicing advance balances, we reduce the performance based servicing fee payable to Ocwen in any month in which the advance ratio exceeds a predetermined level for that month. Additionally, we executed a hedging strategy designed to largely neutralize the impact of changes in interest rates over time. Our objective is to utilize hedges in an amount equal to our net exposure to interest rate increases on our Match funded liabilities, which bear interest at floating interest rates, after taking into account our expected interest earning account balances, which partially offset the impact of rising interest rates. If interest rates decline, the value of our hedges would decline. Should our hedging strategy prove ineffective or if we are not able to hedge all of our interest rate risk, rising interest rates would lead to higher interest expense.

Income Taxes

The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation; however, our U.S.-based subsidiary, HLSS Management, LLC, is subject to U.S. taxation.

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. As of June 30, 2012, we had no deferred tax assets or liabilities.

Basic and Diluted Earnings per Share

We calculate basic earnings per share by dividing net income or loss by the weighted average ordinary shares outstanding for the period. For the three and six months ended June 30, 2012 and 2011, there were no ordinary share equivalents or other securities that could potentially dilute basic earnings per share.

Dividends

When our Board of Directors declares cash dividends, we record a payable and charge retained earnings for the total amount of the dividends declared. If we lack sufficient retained earnings to pay the full amount of dividends declared we charge the excess amount to additional paid-in capital.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-04 (ASC 820, Fair Value Measurement): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and prescribe certain additional disclosures about fair value measurements, including: for fair value measurements within Level 3 of the fair value hierarchy, disclosing the valuation process used and the sensitivity of fair value measurement to changes in unobservable inputs; and for items not carried at fair value but for which fair value must be disclosed, categorization by level of the fair value hierarchy. Our adoption of this standard effective January 1, 2012 did not have a material impact on our Interim Condensed Consolidated Financial Statements. See Note 3 for our fair value disclosures.

ASU 2011-05 (ASC 220, Comprehensive Income): Presentation of Comprehensive Income. Previously U.S. GAAP allowed reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates that option. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income and requires that an entity present reclassification adjustments from other comprehensive income to net income by component on the face of both the statement in which net income is presented and the statement in which other comprehensive income is presented. Issued on December 23, 2011, ASU 2011-12 defers indefinitely the provision regarding the presentation of reclassification adjustments. Our adoption of this standard effective January 1, 2012 did not have a material impact on our Interim Condensed Consolidated Financial Statements.

2.	ASSETS ACQUIRED AND LIABILITIES ASSUMED

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

We completed the Initial Acquisition pursuant to a master servicing rights purchase agreement (the “Purchase Agreement”) and a related sale supplement, each dated February 10, 2012. Pursuant to the Advance Facility, we also assumed a related match funded servicing advance financing facility from Ocwen effective upon the closing of the Initial Acquisition. At closing on March 5, 2012, HLSS paid cash of $149,798 to Ocwen for the estimated purchase price of the Initial Purchased Assets (net of assumed liabilities), subject to certain closing adjustments. The purchase price for the Rights to MSRs was based on the value of such assets at the time HLSS entered into the Purchase Agreement and the estimated outstanding UPB of the underlying mortgage loans at closing. The purchase price for the associated servicing advances and other assets was equal to the net consolidated book value, which approximated fair value, as of the purchase date of all assets and liabilities of the special purpose entities established in connection with the advance financing facility that owns these servicing advances. HLSS paid Barclays Bank PLC, an affiliate of Barclays Capital Inc., a conversion fee of $3,989 related to our assumption of the existing advance financing facility.

On March 31, 2012, HLSS and Ocwen, pursuant to the terms of the Purchase Agreement, agreed to a final purchase price of $138,792 for the Initial Purchased Assets (net of assumed liabilities of $359,176), reflecting post-closing adjustments of $11,006 that principally resulted from declines in Match funded advances. See Note 13 for more information regarding our related party transactions.

We recorded the assets acquired and liabilities assumed at their purchase price on the acquisition date, which approximates their fair value as follows:

Fair value of assets acquired:
Notes receivable – Rights to MSRs	$62,458
Match funded advances	413,374
Other assets	22,136

497,968

Fair value of liabilities assumed:
Matched funded liabilities	(358,335)
Other liabilities	(841)

(359,176)

Purchase price, as adjusted	$138,792
Amount paid by Ocwen for post-closing adjustments	11,006

Cash paid at closing	$149,798

On April 26, 2012, we executed an amendment to the Advance Facility providing us with the ability to add and remove designated servicing agreements from the facility.

On May 1, 2012, we completed an acquisition from Ocwen of additional mortgage servicing assets (“Flow One”). A summary of the purchase price and sources of funding follows below:

•

the contractual right to receive the servicing fees and investment earnings on the custodial accounts related to mortgage servicing rights with respect to 14 pooling and servicing agreements with UPB of approximately $2.9 billion and the right to automatically obtain legal ownership, without any additional payment to Ocwen, of each mortgage servicing right upon the receipt of the Required Third Party Consents (these rights constitute the “Rights to MSRs” with respect to the Flow One Mortgage Servicing Rights) and

•	the outstanding servicing advances associated with the related pooling and servicing agreements.

We completed the Flow One purchase pursuant to a master servicing rights purchase agreement (the “Purchase Agreement”), dated February 10, 2012, and an additional sale supplement, dated May 1, 2012. The initial purchase price for the Transaction was $103,826. To finance that amount, we used $25,940 in cash and borrowed $77,886 under an existing servicing advance facility with Barclays Bank PLC against the $92,593 in servicing advances associated with the Rights to MSRs.

The final purchase price was $103,458 including a $368 adjustment which is the only adjustment to the purchase price as of June 30, 2012.

See Note 13 for more information regarding our related party transactions. We recorded the assets acquired and liabilities assumed at their purchase price on the acquisition date, which approximates their fair value as follows:

Fair value of assets acquired:
Notes receivable – Rights to MSRs	$11,233
Match funded advances	92,593

$103,826

Sources of funding:
Cash on-hand	$25,940
Matched funded liabilities	77,886

$103,826

The cash used to purchase the Match funded advances is presented, net of liabilities assumed in the Initial Acquisition, within the “Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of notes receivable – Rights to MSRs” of the condensed consolidated statement of cash flows.

We established the value of the Notes receivable – Rights to MSRs based on an appraisal prepared with the assistance of an independent valuation firm. We summarize the most significant assumptions used in the appraisal below:

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

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We estimate fair value based on a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels and gives the highest priority to Level 1 inputs and the lowest to Level 3 inputs.

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

The carrying amounts and the estimated fair values of our financial instruments are as follows at the dates indicated:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash	$36,458	$36,458	$283	$283
Notes receivable – Rights to MSRs	70,175	70,175	—	—
Other assets	13,132	13,132	—	—

Total financial assets	119,765	119,765	283	283

Financial liabilities:
Derivative financial instruments	565	565	—	—

Total financial liabilities	565	565	—	—

We describe the methodologies that we use and key assumptions that we make to estimate the fair value of instruments in more detail below:

Cash

The carrying amount reported for cash at June 30, 2012 and December 31, 2011 approximates fair value due to the short-term nature of this asset. Cash is a level 1 financial asset.

Notes Receivable – Rights to MSRs

We established the value of the Notes Receivable – Rights to MSRs based on an appraisal prepared with the assistance of an independent valuation firm. We prepare this appraisal on a quarterly basis. Significant inputs into the valuation include the following:

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

Other Assets

Other assets include debt service accounts and cash collateral held by the counterparty to our interest rate swap agreements. The debt service accounts represent cash and cash equivalents held by the trustee of our advance funding facility. The carrying amount reported for these other assets at June 30, 2012 approximates fair value due to the short-term nature of these assets.

Derivative Financial Instruments

Our derivatives are not exchange-traded and therefore quoted market prices or other observable inputs are not available. The fair value of our interest rate swap agreements are based on certain information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. Although we do not adjust the information obtained from the third-party pricing sources, we review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period, and other indicators that the information may not be accurate. See Note 8 for additional information on our derivative financial instruments.

The following table presents assets and liabilities measured at fair value categorized by input level within the fair value hierarchy:

	Fair value	Level 1	Level 2	Level 3
At June 30, 2012:
Measured at fair value on a recurring basis:
Assets:
Cash	$36,458	$36,458	$—	$—
Notes receivable – Rights to MSRs	70,175	—	—	70,175
Other assets	13,132	13,132	—	—

Total assets	$119,765	$49,590	$—	$70,175

Liabilities:
Derivative financial instruments	565	—		565

Total liabilities	$565	$—	$—	$565

We held no Level 3 assets or liabilities prior to the Initial Acquisition, on March 5, 2012. The following tables present reconciliations of the changes in fair value of our Level 3 assets, which we measure at fair value on a recurring basis:

For the three months ended June 30, 2012:	Note receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$61,674	$284

Purchases and reductions:
Purchases	11,233	—
Reductions	2,732	—

	70,175	284

Changes in fair value :
Included in net income	—	—
Included in other comprehensive income (loss)	—	(849)

	—	(849)

Transfers in or out of Level 3	—	—

Ending balance	$70,175	$(565)

For the six months ended June 30, 2012:	Note receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$—	$—

Purchases and reductions:
Purchases	73,691	—
Reductions	3,516	—

	70,175	—

Changes in fair value :
Included in net income	—	—
Included in other comprehensive income (loss)	—	(565)

	—	(565)

Transfers in or out of Level 3	—	—

Ending balance	$70,175	$(565)

4.	MATCH FUNDED ADVANCES

Match funded advances on residential loans we service for others, as more fully described in Note 1—Principles of Consolidation – Variable Interest Entities, are comprised of the following at the dates indicated:

	June 30, 2012	December 31, 2011
Principal and interest	$106,030	$—
Escrow advances	231,469	—
Corporate advances	92,541	—

	$430,040	$—

5.	OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	June 30, 2012	December 31, 2011
Debt service accounts (1)	$11,157	$—
Receivables from related parties(2)	2,260	—
Prepaid lender fees and debt issuance costs, net (3)	8,572	—
Interest-earning collateral deposits (4)	1,975	—
Other (5)	22	2,860

	$23,986	$2,860

(1)	Under our advance funding facility, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. We do not use the collected funds to reduce the related match funded debt until the payment dates specified in the indenture. The balance also includes amounts that we set aside to provide for possible shortfalls in the funds available to pay certain expenses and interest.
(2)	See Note 13 for more information regarding our related party transactions.
(3)	Costs at June 30, 2012 relate to Match funded liabilities. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.
(4)	Represents cash collateral held by the counterparty to our interest rate swap agreement as of June 30, 2012.
(5)	At December 31, 2011, Other primarily included $2,777 of deferred offering costs. When we completed the IPO in March 2012, and the subsequent over-allotment exercise, we charged these costs (along with additional deferred offering costs of $1,154 incurred in 2012) to additional paid-in capital reducing the gross proceeds from the IPO to an amount net of offering costs.

6.	MATCH FUNDED LIABILITIES

Match funded liabilities, as more fully described in Note 1—Principles of Consolidation – Variable Interest Entities, are comprised of the following at:

				Unused Borrowing Capacity (3)	Balance Outstanding
Borrowing Type	Interest Rate (1)	Maturity (2)	Amortization Date (2)		June 30, 2012	December 31, 2011
Class A-1 Term Note	1-Month LIBOR + 225 bps (4)	Aug. 2043	Aug. 2013	$—	$288,129	$—
Class A-2 Variable Funding Note	1-Month LIBOR + 250 bps (4)	Aug. 2043	Aug. 2013	145,842	54,158	—
Class B Term Note (4)	1-Month LIBOR + 525 bps	Aug. 2043	Aug. 2013	—	13,430	—
Class C Term Note (4)	1-Month LIBOR + 625 bps	Aug. 2043	Aug. 2013	—	12,750	—

				$145,842	$368,467	$—

(1)	The weighted average interest rate at June 30, 2012 was 2.78%. We pay interest monthly.
(2)	The amortization date is the date on which the revolving period ends under each Advance Facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the due date for all outstanding balances. After the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.
(3)	Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions. We pay a 0.75% fee on the unused borrowing capacity. As of June 30, 2012, there were not sufficient eligible servicing advances available to support any additional borrowings under this facility.
(4)	If either the Class B Notes or the Class C Notes are not paid in full by November 2012, the margins over the 1-Month LIBOR rate on the Class A-1 Term Notes and Class A-2 Variable Funding Notes will increase by 1.00% per annum. Additional increases of 1.00% per annum will apply beginning in February 2013 and in May 2013 for the Class A-1 Term Notes and Class A-2 Variable Funding Notes if either the Class B Notes or the Class C Notes have not been paid in full on or before such times.

7.	ORDINARY SHARES

Initial Public Offering

On March 5, 2012, we closed the IPO resulting in the issuance of 13,333,333 of our ordinary shares. The public offering price of the shares sold in the offering was $14.00 per share. The total gross proceeds from the offering to HLSS were $186,667. After deducting underwriting discounts and commissions and offering expenses payable by HLSS, the aggregate net proceeds we received totaled $170,486. As of June 30, 2012, $63 of accrued offering costs remained unpaid and we expect to pay these costs in the quarter ending September 30, 2012.

Private Placement

On March 5, 2012, simultaneously with the IPO, William C. Erbey, the founder of our company and the Chairman of the Board of Directors, purchased 714,285 of our ordinary shares at a price per share equal to the IPO price in a private placement. The total proceeds from the private placement to HLSS were $10,000. We did not incur underwriting discounts or commissions in respect of these shares.

Issuance of Additional Ordinary Shares under the IPO

On April 2, 2012, we issued 129,600 additional ordinary shares to the underwriters in connection with the exercise of their over-allotment option under the IPO. The total gross proceeds from the issuance of these additional shares to HLSS were $1,814. After deducting underwriting discounts, commissions and expenses payable by HLSS, the aggregate net proceeds we received was $1,577.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

Because our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreement. We control this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amounts of our contracts do not represent our exposure to credit loss.

Interest Rate Management

We executed a hedging strategy aimed to mitigate the impact of changes in variable interest rates on the excess of interest rate sensitive liabilities over interest rate sensitive assets. On March 15, 2012 and May 15, 2012, we entered into interest rate swaps to hedge against the effects of a change in 1-Month LIBOR.

The following table provides information about our interest rate swaps at June 30, 2012:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Notional Amount	Fair Value
Designated as hedges:
Hedge the effects of changes in 1-Month LIBOR (2)	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	$201,731	$(478)
Hedge the effects of changes in 1-Month LIBOR (2)	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	61,700	(87)

Total designated as hedges						263,431	(565)

Total						$263,431	$(565)

(1)	The effective date of the swap is the date from which monthly settlements begin to be computed.
(2)	Projected net settlements for the next twelve months total approximately $401 of payments to the counterparty. We designate these swaps as cash flow hedges and report them at fair value as a component of other liabilities. Unrealized losses of $849 and $565 related to our interest rate swaps are included in accumulated other comprehensive loss for the three and six months ended June 30, 2012, respectively. There were no unrealized gains or losses attributable to derivatives for the three and six months ended June 30, 2011. Given the current and expected effectiveness of our hedging arrangements, we do not expect any reclassifications from other comprehensive income into earnings associated with these hedging arrangements during the next twelve months.

The following table summarizes the use of derivatives during the six months ended June 30, 2012:

Interest Rate Swaps
Notional balance at December 31, 2011	$—
Additions	300,082
Maturities	—
Terminations	—
Amortization	36,651
Notional balance at June 30, 2012	$263,431

9.	INTEREST INCOME

Our primary source of revenue is the fees we are entitled to receive in connection with the servicing of mortgage loans. We account for these fees within interest income.

The following table shows how we calculated Interest income—notes receivable – Rights to MSRs for the periods ended June 30:

	Three Months		Six Months
	2012	2011	2012	2011
Servicing fees collected	$23,040	$—	$29,501	$—
Subservicing fee payable to Ocwen	9,728	—	12,460	—

Net servicing fees retained by HLSS	13,312	—	17,041	—
Reduction in notes receivable – Rights to MSRs	2,732	—	3,516	—

	$10,580	$—	$13,525	$—

10.	INTEREST EXPENSE

The following table presents the components of interest expense for the periods ended June 30:

	Three Months		Six Months
	2012	2011	2012	2011
Match funded liabilities	$2,913	$—	$3,703	$—
Amortization of debt issuance costs	1,814	—	2,271	—
Interest rate swaps	237	—	281	—

	$4,964	$—	$6,255	$—

11.	INCOME TAXES

Income taxes have been provided for based upon the tax laws and rates in countries in which we conduct operations and earn related income. The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation.

For the three and six month periods ended June 30, 2012, our effective income tax rate was 1.3% (0%, for the three and six month periods ended June 30, 2011). Our effective tax rate differs from the Federal and state combined rate of 38% primarily because only the earnings of our wholly owned subsidiary, HLSS Management, LLC, are subject to U.S. Federal and state income taxes.

12.	BUSINESS SEGMENT REPORTING

Our business strategy focuses on acquiring mortgage servicing assets consisting of mortgage servicing rights, rights to fees and other income from servicing mortgage loans, and associated servicing advances. As of June 30, 2012, we operate a single reportable business segment that owns Rights to MSRs.

13.	RELATED PARTY TRANSACTIONS

We entered into various agreements with Ocwen and Altisource in connection with the Initial Acquisition. William C. Erbey, our founder and the Chairman of our Board of Directors, is also the Chairman of the Board of Directors and largest shareholder of Ocwen and the Chairman of the Board of Directors and largest shareholder of Altisource.

Purchase Agreement

The Purchase Agreement, in conjunction with the initial sale supplement, dated February 10, 2012 and the Flow One sale supplement, dated May 1, 2012, set forth the terms of our purchase of the Initial Purchased Assets and the Flow One Mortgage Servicing Assets from Ocwen as described in Notes 1 and 2. So long as the Required Third Party Consents have not been obtained with respect to the transfer of legal ownership of any Initial Mortgage Servicing Right or any Flow One Mortgage Servicing Right, Ocwen remains obligated to perform as servicer under the related pooling and servicing agreements, and we are required to pay Ocwen a monthly fee for the servicing activities it performs. We are also required to purchase any servicing advances that Ocwen is required to make pursuant to such pooling and servicing agreements.

The following table summarizes our transactions, beginning March 5, 2012, with Ocwen under the Purchase Agreement for the periods ended June 30, 2012:

	Three Months	Six Months
Servicing fees collected	$23,040	$29,501
Subservicing fee payable to Ocwen	9,728	12,460

Net servicing fees retained by HLSS	13,312	17,041
Reduction in notes receivable – Rights to MSRs	2,732	3,516

	$10,580	$13,525

Servicing advances purchased from Ocwen	$212,849	$308,738

At June 30, 2012, Ocwen owed us $653 for servicing fees collected but not remitted to us, and we owed Ocwen $3,440 for the subservicing fee earned by Ocwen in June 2012. In addition, at June 30, 2012, we owed Ocwen $2,736 for servicing advances that we purchased.

Ocwen Professional Services Agreement

This agreement requires HLSS to provide certain services to Ocwen and for Ocwen to provide certain services to us for an initial term of six years, subject to renewal, with pricing terms intended to reflect market rates. Services provided by us under this agreement include valuation analysis of mortgage servicing rights, treasury management and other similar services. Services provided by Ocwen under this agreement include legal, licensing and regulatory compliance support services, risk management services and other similar services. The services provided by the parties under this agreement are on an as-needed basis, and the fees represent actual costs incurred plus an additional markup of 15%.

At June 30, 2012, Ocwen owed us $995 and we owed Ocwen $40 for professional services provided pursuant to the Ocwen Professional Services Agreement. During the three and six months ended June 30, 2012, we earned fees of $744 and $995, respectively, for services provided to Ocwen pursuant to the Professional Services Agreement. Additionally, during the three and six months ended June 30, 2012, we incurred fees of $30 and $40, respectively, for services received from Ocwen pursuant to the Ocwen Professional Services Agreement.

Altisource Administrative Services Agreement

This agreement requires Altisource to provide certain administrative services to us for an initial term of six years, subject to renewal, with pricing terms intended to reflect market rates. Services provided to us under this agreement include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The services Altisource provides to us under this agreement are on an as-needed basis, and the fees we pay Altisource are based on the actual costs incurred by them plus an additional markup of 15%. During the three and six months ended June 30, 2012, we paid Altisource $177 and $231, respectively, for services provided to us pursuant to the Altisource Administrative Services Agreement.

Subleases

During the three and six months ended June 30, 2012, we paid Altisource $20 and $27, respectively, for the rental of office space under two sublease agreements.

Receivables from and Payables to Related Parties

The following table summarizes amounts receivable from and payable to related parties at the dates indicated:

	June 30, 2012	December 31, 2011
Servicing fees collected (1)	$653	$—
Professional services (2)	995	—
Purchase price settlement (3)	369	—
Other	243	—

Receivables from Ocwen	$2,260	$—

Subservicing fees payable (4)	$3,440	$—
Professional services (2)	40	—
Advance purchases (5)	2,736	—
Other (6)	96	1,478

Payables to Ocwen	$6,312	$1,478

Payables to Altisource	$71	$9

(1)	Ocwen is required to remit to us servicing fees it collects on our behalf within two business days. The amount due from Ocwen at June 30, 2012 represents servicing fees collected but not remitted at the end of the month. We record servicing fees we collect less the subservicing fee we pay to Ocwen as Interest income as shown in Note 9.
(2)	The respective amounts are for professional services provided from March 2012 through June 2012.
(3)	The amount represents the post-closing adjustment for the purchase price paid in the Flow One Purchase, as further discussed in Note 2.

(4)	The base fee and performance fee, if any, that comprise the servicing fee expense are calculated and paid to Ocwen within three business days following the end of the month.
(5)	This represents the amount due to Ocwen for servicing advances that HLSS is obligated to purchase under the terms of the Purchase Agreement as of June 30, 2012.
(6)	At December 31, 2011, we owed Ocwen $1,478 for offering costs associated with our IPO. Ocwen made certain of these payments on our behalf, which we reimbursed in March 2012 after the completion of our IPO.

14.	COMMITMENTS AND CONTINGENCIES

We may be party to various claims, legal actions, and complaints arising in the ordinary course of business. We monitor our legal matters, including advice from external legal counsel, and periodically perform assessments of these matters for potential loss accrual and disclosure. There are currently no probable matters outstanding that, in the opinion of management, will have a material effect on our Interim Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows. There are also currently no reasonably possible matters outstanding that, in the opinion of management, will have a material effect on our Interim Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

15.	SUBSEQUENT EVENTS

On July 10, 2012, we paid cash dividends of $1,420 or $0.10 per ordinary shares. On July 9, 2012, we declared the following dividends:

Record Date	Payment Date	Amount per Ordinary Share

July 31, 2012	August 10, 2012	$0.10

August 31, 2012	September 10, 2012	$0.10

September 28, 2012	October 10, 2012	$0.10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands unless otherwise stated, except share data)

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

These forward-looking statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance as they are subject to certain assumptions, inherent risks and uncertainties in predicting future results. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•	estimates regarding prepayment speeds, delinquency rates, servicing advances, amortization of mortgage servicing assets, custodial account balances, interest income and other drivers of our results;
•	assumptions related to sources of liquidity, our ability to fund servicing advances and the adequacy of our financial resources;
•	our ability to obtain the Required Third Party Consents;
•	our ability to pay monthly dividends;
•	assumptions about the availability of additional portfolios of subprime and Alt-A mortgage servicing rights and our ability to acquire additional mortgage servicing assets from Ocwen and others;
•	the performance of Ocwen as mortgage servicer and our ability to add new mortgage servicing assets on terms consistent with our business and economic model;
•	assumptions about the effectiveness of our hedging strategy;
•	expectations regarding incentive fees in our servicing contract and the stability of our gross servicing margin;
•	the susceptibility of our mortgage servicing assets to impairment charges;
•	our competitive position;
•	uncertainty related to future government regulation;
•	assumptions regarding the availability of refinancing options for subprime and Alt-A borrowers;
•	general economic and market conditions;
•	assumptions regarding amount and timing of additional equity offerings and
•	assumptions regarding amount and timing of additional purchases of servicing assets from Ocwen.

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

•	the outstanding servicing advances associated with the related pooling and servicing agreements and

•	other assets related to the foregoing.

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

Having achieved our business and financial objectives in the first quarter, on May 1, 2012 we purchased additional assets from Ocwen that are substantially similar to our initial portfolio under substantially similar terms. This purchase was funded primarily from excess proceeds from the Offerings and cash generated in excess of our dividend and allowed us to grow the size of our mortgage servicing portfolio to $17.3 billion of UPB as of June 30, 2012. The final purchase price for the Transaction was $103,428 (initially $103,826; but was subsequently adjusted). To finance that amount, we used $25,940 in cash and borrowed $77,886 under an existing servicing advance facility with Barclays Bank PLC against the $92,593 in servicing advances associated with the Rights to MSRs.

The results for our first full quarter of operations ended on June 30, 2012 reflect consistent earnings that were in line with our expectations and exceeded the dividends declared for the period by approximately $400. The valuation of our assets was stable. Ocwen’s servicing performance on behalf of HLSS was strong with delinquencies continuing to decrease and the advance ratio declining slightly faster than targeted in our contract with Ocwen. From an operational perspective, the transactions between HLSS and Ocwen were completed as planned, and we believe that all servicing requirements under the pooling and servicing agreements were met in all material respects.

We intend to continue to acquire additional substantially similar servicing assets from Ocwen in the near term in two ways:

•

In order to remain fully invested and to offset the impact of prepayments in our servicing portfolio, we expect to continue to utilize cash flow from operations in excess of our dividend to purchase servicing assets that are substantially similar to our initial portfolio from Ocwen under substantially similar terms. We will refer to such transactions as flow transactions, which we expect to take place at regular intervals. Certain terms of such flow transactions - including the servicing incentive fee and advance ratio targets - will vary from transaction to transaction. We expect to be able to maintain or moderately grow the size of our servicing portfolio over time through these transactions.

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

Ocwen stated that as of June 30 2012 it has servicing assets with over $100 billion of UPB that are substantially similar to the assets that HLSS purchased in the transactions described above. We believe that Ocwen perceives that it has benefited from the transfer of Rights to MSRs to us in connection with the aforementioned transactions. Although we cannot guarantee that future flow transactions will occur, we also believe that Ocwen will benefit from such flow transactions and therefore will continue to sell mortgage servicing assets to us in this manner which will allow us to maintain or grow the UPB of our servicing portfolio.

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

Our results for the periods ended June 30, 2012 are discussed in more detail below.

Changes in Results of Operations Summary

The following table summarizes our consolidated operating results for the periods ended June 30, 2012 and 2011, which includes the periods prior to March 5, 2012 when we were a development stage enterprise.

	Three Months		Six Months
	2012	2011	2012	2011
Consolidated:
Revenue	$11,427	$-	$14,656	$-
Operating expenses	1,744	17	2,371	44

Income (loss) from operations	9,683	(17)	12,285	(44)
Interest expense	4,964	-	6,255	-

Income (loss) before income taxes	4,719	(17)	6,030	(44)
Income tax expense	60	-	77	-

Net income (loss)	$4,659	$(17)	$5,953	$(44)

Three Months and Six Months Ended June 2012 versus June 2011. Revenue in 2012 primarily includes interest income recorded on Notes receivable – Rights to MSRs using the prospective interest method. Because we currently do not satisfy all of the requirements necessary to record the rights to MSRs as MSRs, this transaction was accounted for as a financing. Also included in revenue for the three and six months ended June 30, 2012 are the amounts billed to Ocwen for services we provide under the Ocwen Professional Services Agreement and interest earned on custodial accounts and corporate account balances.

Operating expenses for the quarter and six months ended June 30, 2012 increased primarily due to compensation and benefits and professional services associated with our first months of full operations. Additionally, interest expense increased significantly in both periods due to the assumption of Match funded liabilities on March 5, 2012 in connection with the Initial Acquisition and Flow One purchase.

Income tax expense was $60 and $77 for the three and six months ended June 30, 2012. There was no income tax expense for the three or six months ended June 30, 2011.

Our effective tax rate was 1.3% for the three or six months ended June 30, 2011. We base income tax provisions for interim periods on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. We are a Cayman Islands exempted company, and the Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation. Our subsidiary, HLSS Management, LLC, is the employer of all of our U.S. based employees and is a corporation for U.S. federal income tax purposes. We computed income tax expense by applying the Federal and state combined rate of 38% to the earnings of HLSS Management, LLC that are subject to U.S. federal and state income taxes.

Summary Operating Information

We operate the business as a single reportable segment. For purposes of our internal management reporting, we separately report the components of Interest income – notes receivable – Rights to MSRs, which include Servicing Fee Revenue, Servicing Expense and Amortization Expense for MSRs. We provide a reconciliation of our reported results to our internal management reporting for the three and six months ended June 30, 2012 in the following table. We did not provide reconciliations for the three and six months ended June 30, 2011 because we were a development stage enterprise during that period, and our operations were limited to raising capital to complete the Initial Acquisition. Operating items during that period consisted primarily of start-up costs and are not comparable to the three and six months ended June 30, 2012.

We executed our agreements with Ocwen with the intent that we would receive the total amount of the servicing fees collected and that we would pay Ocwen a subservicing fee that is determined based on its collections and advance ratio performance. We evaluate our operating performance and manage our business considering servicing fees collected and subservicing fees paid and maintain our internal management reporting on this basis. The following table presents our condensed consolidated results of operations in accordance with U.S. GAAP reconciled to our internally reported financial results.

Our total revenue, total operating expenses and income from operations as presented in our Management Reporting shown below should be considered in addition to, and not as a substitute for: total revenue, total operating expenses and income from operations determined in accordance with GAAP.

For the three months ended June 30, 2012:	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)

Servicing fee revenue (1)	$—	$23,040	$23,040
Interest income - notes receivable – Rights to MSRs (4)	10,580	(10,580)	—
Professional services	744	—	744
Interest income – other	103	—	103

Total revenue	11,427	12,460	23,887

Operating expenses
Compensation and benefits	1,029	—	1,029
Servicing expense (2)	—	9,728	9,728
Amortization of MSRs (3)	—	2,732	2,732
General and administrative expenses	715	—	715

Total operating expenses	1,744	12,460	14,204

Income from operations	$9,683	$—	$9,683

(1)	Servicing fee revenue reflects $23,040 of servicing fees received under the agreements with Ocwen.
(2)	Servicing expense reflects the fee we paid under the agreements with Ocwen.
(3)	Amortization of MSRs reflects $2,732 reduction in the value of the Notes receivable – Rights to MSRs.
(4)	Interest income – notes receivable – Rights to MSRs represents the net amount of servicing fees received less servicing fees paid and amortization of the Notes receivable – Rights to MSRs. We exclude this interest income from our management reporting and instead report the contractual components including Servicing Fee Revenue, Servicing Expense and Amortization of MSRs.

For the six months ended June 30, 2012:	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)

Servicing fee revenue (1)	$—	$29,501	$29,501
Interest income - notes receivable – Rights to MSRs (4)	13,525	(13,525)	—
Professional services	995	—	995
Interest income – other	136	—	136

Total revenue	14,656	15,976	30,632

Operating expenses
Compensation and benefits	1,425	—	1,425
Servicing expense (2)	—	12,460	12,460
Amortization of MSRs (3)	—	3,516	3,516
General and administrative expenses	946	—	946

Total operating expenses	2,371	15,976	18,347

Income from operations	$12,285	$—	$12,285

(1)	Servicing Fee Revenue reflects $29,501 of servicing fees received under the agreements with Ocwen.
(2)	Servicing Expense reflects the fee we paid under the agreements with Ocwen.
(3)	Amortization of MSRs reflects $3,516 reduction in the value of the Notes receivable – Rights to MSRs.
(4)	Interest income – notes receivable – Rights to MSRs represents the net amount of servicing fees received less servicing fees paid and amortization of the Notes receivable – Rights to MSRs. We exclude this interest income from our management reporting and instead report the contractual components including Servicing Fee Revenue, Servicing Expense and Amortization of MSRs.

Three months and six months ended June 2012 versus 2011. Servicing Fee Revenue increased due to the Initial Acquisition on March 5, 2012 and Flow One Mortgage Servicing Asset purchase on May 1, 2012. Servicing Fee Revenue is a function of principal and interest collected during the period and the contractual servicing fee rate. In accordance with the rates set forth in the sale supplements for the Initial Acquisition and the Flow One purchases, our gross servicing margin (Servicing Fee Revenue less Servicing Expense) was 31.9 and 31.4 basis points of average UPB for the three and six months ended June 30, 2012, respectively. We also earned income from professional services provided to Ocwen under the Ocwen Professional Services Agreement. We did not earn revenue in 2011 associated with these arrangements given we were a development stage organization.

Operating expenses increased for both periods because we began operations at the completion of the Offerings and Initial Acquisition on March 5, 2012. Operating expenses in 2012 are primarily comprised of servicing fees paid to Ocwen for servicing the Rights to MSRs, salaries and wages and professional services. The servicing fees paid to Ocwen include $2,765 and $3,540 for the base fee and $6,963 and $8,920 in incentive fees for the three and six months ended periods, respectively. Amortization Expense relates to reductions in the UPB for the Initial Purchased Assets. Our average headcount for the quarter and year to date periods was eleven. Most of our employees transferred to HLSS from Ocwen at the time of closing the Offerings and the Initial Acquisition on March 5, 2012. Expenses during the three and six months ended June 2011 were primarily related to organization costs associated with starting our business.

The following table provides selected portfolio statistics as of June 30:

(in thousands, except for loan count data)	2012	2011 (1)	% Change

Residential Assets Serviced
Unpaid principal balance:
Performing loans (2)	$13,675,159	$13,041,451	5%
Non-performing loans	3,142,209	3,018,840	4
Non-performing real estate	477,017	889,932	(46)

Total residential assets serviced	$17,294,385	$16,950,223	2

Percent of total UPB:
Servicing portfolio	100.0%	100.0%	0
Non-performing residential assets serviced	20.9%	23.1%	(10)

Number of:
Performing loans (2)	92,275	84,802	9
Non-performing loans	15,307	14,312	7
Non-performing real estate	2,308	4,380	(47)

Total number of residential assets serviced	109,890	103,494	6

Percent of total number:
Non-performing residential assets serviced	16.0%	18.1%	(12)

The following table provides selected portfolio statistics for the three months ended June 30:

(in thousands, except for loan count data)	2012	2011 (1)	% Change

Average residential assets serviced	$16,552,992	$17,166,107	(4%)
Prepayment speed (average CPR)	15.2%	14.1%	8
Average number of residential assets serviced	105,133	104,394	1

The following table provides selected portfolio statistics for the six months ended June 30:

(in thousands, except for loan count data)	2012	2011 (1)	% Change

Average residential assets serviced	$15,898,609	$17,516,709	(9%)
Prepayment speed (average CPR)	14.7%	14.8%	(1)
Average number of residential assets serviced	100,695	105,927	(5)

(1)	The data related to the Initial Mortgage Servicing Rights as of (and for the periods ended) June 30, 2011 is shown for comparative purposes only. HLSS acquired the Initial Mortgage Servicing Rights during 2012 and had no Mortgage Servicing Rights during 2011. 2011 data does not include amounts related to the Flow One assets acquired on May 1, 2012.
(2)	Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

The following table provides information regarding changes in our portfolio of residential assets serviced during the quarter:

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at March 31, 2012	$15,031,688	95,486

Additions	2,947,289	16,914
Runoff	(684,592)	(2,510)

Servicing portfolio at June 30, 2012	$17,294,385	109,890

Change in Financial Condition Summary

The overall increase in total assets of $557,516 and total liabilities of $375,449 during the six months ended June 30, 2012 primarily resulted from:

•	The completion of the Offerings: we raised cash of $184,300;

•	The completion of two acquisitions: we acquired assets of $601,794 and had associated increases in liabilities of $437,062 and

•	Advance facility activity: we received $75,559 in Match funded advance remittances and paid down $67,755 of outstanding Match funded liability balances.

The assets acquired in the Initial Acquisition and Flow One acquisition included Notes receivable – Rights to MSRs which had a balance of $70,175 representing 12.5% of total assets at June 30, 2012. Notes receivable – Rights to MSRs are carried at fair value, which is determined based on an appraisal prepared with the assistance of an independent valuation firm and requires the use of significant unobservable inputs. The most significant assumptions used in the appraisal are:

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

Total equity amounted to $182,076 at June 30, 2012 as compared to $9 at December 31, 2011. This increase of $182,067 is primarily due to the proceeds of equity offerings of $185,994 less share issuance costs of $3,931, net income of $5,953 and dividends declared of $5,384. In addition, we recorded $565 of unrealized losses in other comprehensive loss on interest rate swaps that we designated as cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of June 30, 2012, as measured by cash and available credit, was $36,458, an increase of $36,175 from December 31, 2011. At June 30, 2012, our cash position was $36,458 compared to $283 at December 31, 2011, and we were fully borrowed on our advance financing facility based on the collateral pledged at June 30, 2012. Regarding the investment of cash, our investment policies emphasize principal preservation and availability by limiting the investment to demand deposit accounts.

Investment policy and funding strategy.

Our primary sources of funds for near-term liquidity are:

•	Interest income - notes receivable – Rights to MSRs and
•	proceeds from Match funded liabilities.

An expected long-term source of liquidity is the proceeds from the issuance of equity capital.

Our primary uses of funds are:

•	payments for advances in excess of collections on our existing servicing portfolio;
•	payments of interest and operating costs;
•	purchases of MSRs and related servicing advances and
•	repayments of borrowings.

In managing our liquidity position, our primary focus is on maintaining sufficient cash and unused borrowing capacity to meet our advancing obligations, pay expenses and purchase additional assets. We regularly monitor and project our cash position and borrowing capacity and consider this in sizing asset purchases.

At June 30, 2012, $145,842 of our total maximum borrowing capacity remained unused. We maintain unused borrowing capacity for two reasons:

•	as a protection should advances increase due to increased delinquencies and
•	to provide capacity for the acquisition of additional servicing rights.

Outlook. We believe that our cash balance and unused advance financing capacity are sufficient to meet foreseeable requirements.

Debt financing summary. During the first half of 2012, we assumed an existing advance financing facility from Ocwen in connection with the Initial Acquisition. As of June 30, 2012, we had $145,842 of unused borrowing capacity. Our ability to continue to pledge collateral under our advance facility depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing. The debt covenants for our Advance Facility require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our Advance Facility. We believe we are in compliance with these covenants and do not expect them to restrict our activities.

Liquidity Risk. We are exposed to liquidity risk should the cash required to make new advances pursuant to servicing contracts and our agreements with Ocwen exceed the amount of advance repayments. In general, we finance our operations through operating cash flow and have an advance financing facility in place with sufficient capacity to cover the majority of cash required to make new advances. However, our advance financing facility contains borrowing conditions, which, if not met, could affect our ability to borrow on new advances and affect our liquidity.

Cash flows for the periods ended June 30.

The following table presents a summary of our cash flows for the periods ended June 30:

	Six Months
	2012	2011
Net income (loss)	$5,953	$(44)
Adjustments for non-cash items	2,271	—
Change in working capital accounts	82,812	41

Cash flow from operating activities	91,036	(3)
Cash flow from investing activities	(239,102)	—
Cash flow from financing activities	184,241	—

Net increase (decrease) in cash	36,175	(3)
Cash at beginning of period	283	300

Cash at end of period	$36,458	$297

Six months ended June 30, 2012. Our operating activities provided $91,036 of cash. Components of operating cash flow included amounts provided by reductions in servicing advances of $75,559 and by our net income of $5,953, adjusted for amortization of debt issuance costs of $2,271. Additional cash flows were generated by decreases in other assets of $343 and increases in other liabilities of $6,910.

Our investing activities used $239,102 of cash during the six months ended June 30, 2012 to acquire Rights to MSRs, advances and other related assets net of liabilities assumed in connection with the Initial Acquisition. We based the purchase price that we paid to close the Initial Acquisition using estimated closing date values. On March 31, 2012, we determined that the final purchase price should be $138,792 and recorded $11,006 due from Ocwen, which was received on May 1, 2012, in connection with the Flow One acquisition. Additionally, we paid $25,940 to Ocwen for the Flow One Mortgage Servicing Assets net of the $77,886 of new borrowings on the advance facility with Barclays Bank PLC which is reflected in the financing section of the cash flow. Lastly, we had a reduction in Notes receivable – Rights to MSRs of $3,516.

Our financing activities provided $184,241 of cash from the proceeds of the Offerings and Over-Allotment Exercise offset by payments of offering costs, debt issue costs for the transfer of the advance financing facility, repayments of Match funded liabilities and dividends paid to shareholders.

Six months ended June 30, 2011. We were a development stage enterprise until the date of the completion of the Offerings and Initial Acquisition on March 5, 2012. We used $3 of cash for operating activities during the six months ended June 30, 2011 which consisted of a net loss of $44; the net loss was offset by an increase in other liabilities of $30 and decrease in other assets of $11.

DIVIDENDS

Over time, we intend to distribute at least 90 percent of our earnings in the form of monthly cash dividends. During 2012, we declared the following dividends:

Record Date	Payment Date	Amount per Ordinary Share

March 30, 2012	April 10, 2012	$0.08

April 30, 2012	May 10, 2012	$0.10

June 30, 2012	July 10, 2012	$0.10

July 31, 2012	August 10, 2012	$0.10

August 31, 2012	September 10, 2012	$0.10

September 28, 2012	October 10, 2012	$0.10

For further information about our equity and our dividend policy, see “Dividend Policy,” “Description of Share Capital” and “Material Cayman Islands and United States Federal Income Tax Considerations” in our final prospectus dated February 28, 2012.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER MATTERS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include our interest payments and operating leases. The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of June 30, 2012:

	Remainder of 2012	2013 through 2014	2015 through 2016	After 2016	Total
Operating leases	$40	$148	$—	$—	$188

Total contractual cash obligations	$40	$148	$—	$—	$188

We sub lease office space from Altisource in Atlanta, Georgia and West Palm Beach, Florida in the aggregate of $7 per month. The leases terminate on October 31, 2014.

We exclude Match funded liabilities from the contractual obligation table above because it represents non-recourse debt that has been collateralized by Match funded advances which are not available to satisfy general claims against Ocwen. Holders of the notes issued by the SPE have no recourse against any assets other than the Match funded advances that serve as collateral for the securitized debt. Actual interest on Match funded liabilities was $2,913 and $3,703 during the three and six months ended June 30, 2012, respectively. Future interest expense may vary depending on utilization, changes in LIBOR and spreads and the execution of hedging strategies.

Off-Balance Sheet Arrangements

In the normal course of business, we may engage in transactions with a variety of financial institutions and other companies that we do not reflect on our Interim Condensed Consolidated Balance Sheet. We are subject to potential financial loss if the counterparties to our off-balance sheet transactions are unable to complete an agreed upon transaction. We seek to limit counterparty risk through financial analysis, dollar limits and other monitoring procedures. We have also entered into non-cancelable operating leases principally for our office facilities.

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

VIEs. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our Interim Condensed Consolidated Financial Statements. As of June 30, 2012, we have no VIEs other than our advance financing SPE.

Related Parties

We entered into various agreements at market rates with Ocwen and Altisource in connection with the Initial Acquisition. William C. Erbey, our founder and the Chairman of our Board of Directors, is also the Chairman of the Board of Directors and largest shareholder of Ocwen and the Chairman of the Board of Directors and largest shareholder of Altisource. We use actual costs incurred plus a 15% mark-up as a proxy for market rates.

For the three and six months ended June 30, 2012, pursuant to the purchase agreements and related sales supplements with Ocwen, we retained net servicing fees of $13,312 and $17,041, respectively. We recorded $10,580 and $13,525 as Interest income – notes receivable – Rights to MSRs and $2,732 and $3,516 as a reduction of Notes receivable – Rights to MSRs, for the quarter and year ended June 30, 2012, respectively. During the same periods, we acquired servicing advances made by Ocwen of $212,849 and $308,738, respectively. Ocwen billed us $30 and $40, respectively, under the Ocwen Professional Services Agreement during these same periods. We billed Ocwen $744 and $995 under the Ocwen Professional Services Agreement during these same periods. Revenue from the Ocwen Professional Services Agreement is included in other revenue.

Altisource billed us $177 and $231 for services provided to us during the three and six months ended June 30, 2012 under the Altisource Administrative Services Agreement. We reported this amount as a component of General & administrative expenses for each period then ended.

CRITICAL ACCOUNTING POLICIES

The need to estimate the impact or outcome of future events influences our ability to measure and report our operating results and financial position. Our critical accounting policies relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. The following is a summary of our more subjective and complex accounting policies as they relate to our overall business strategy.

Valuation of Notes Receivable – Rights to MSRs and Recognition of Interest Income

Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, specifically prohibits accounting for a transfer of servicing rights as a sale if legal title to such servicing rights has not passed to the purchaser. As a result, during the period before we receive the Required Third Party Consents related to the Initial Mortgage Servicing Rights, we are required to account for the purchase of the Rights to MSRs as a financing. We initially recorded the Notes receivable—Rights to MSRs at the purchase price of the Rights to MSRs. We amortize the Notes receivable—Rights to MSRs using the prospective interest method of accounting. At each reporting date, we calculate the present value of the net cash flows related to the then outstanding UPB of the underlying Initial Mortgage Servicing Rights and adjust the carrying value of the Notes receivable—Rights to MSRs to this amount. We deduct the change in the carrying value of the Notes receivable—Rights to MSRs from the net servicing fees received by us with respect to the Initial Mortgage Servicing Rights and the servicing fees paid to Ocwen with respect to the Initial Mortgage Servicing Rights, and record the resulting amount as interest income. Interest income is our primary source of income prior to receiving the Required Third Party Consents.

Other than transfer of legal title, we believe we meet all the other criteria under ASC 860 for the transfer of the Initial Mortgage Servicing Rights for sales treatment.

We establish the value of the Notes receivable – Rights to MSRs based on an appraisal prepared with the assistance of an independent valuation firm. We summarize the most significant assumptions used in the appraisal below:

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

The independent valuation firm reviews the collateral attributes and the historical payment performance of the underlying mortgage servicing portfolio and compares them with similar mortgage servicing portfolios and with standard industry mortgage performance benchmarks to arrive at the assumptions set forth above. The selected collateral attributes and performance comparisons utilized were the voluntary prepayment performance, delinquency and foreclosure performance, operational cost comparison, average loan balance, weighted average coupon and note rate distribution, loan product type classification, geographic distribution and servicing advance behavior.

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

ASU 2011-05 (ASC 220, Comprehensive Income): Presentation of Comprehensive Income. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates that option. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income and requires that an entity present reclassification adjustments from other comprehensive income to net income by component on the face of both the statement of net income and the statement of other comprehensive income. ASU 2011-12, issued on December 23, 2011, defers indefinitely the provision regarding the presentation of reclassification adjustments. Our adoption of this standard effective January 1, 2012 did not have a material impact on our Interim Condensed Consolidated Financial Statements.

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

Liquidity Risk

See the Liquidity and Capital Resources sections for additional discussion of liquidity and related risks.

Interest Rate Risk

Interest rate risk is a function of (i) the timing and (ii) the dollar amount of assets and liabilities that re-price at various points in time. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or different bases, than our interest-earning assets.

We executed a hedging strategy aimed to mitigate the impact of changes in variable interest rates within a certain period based on the projected excess of interest rate sensitive liabilities over assets. Future variances between the projected excess of interest rate sensitive liabilities over assets and actual results could cause us to become over-hedged or under-hedged.

If interest rates increase by 1% on our variable-rate advance financing and interest earning account balances, we estimate a net positive impact of approximately $368 resulting from an increase of $1,433 in annual interest income compared to an increase of $1,065 in annual interest expense based on June 30, 2012 balances. The relatively modest effect on interest expense is due in large part to our hedging activities.

June 30, 2012
Variable-rate borrowings outstanding	$368,467
Custodial account balances (excluded from our Interim Condensed Consolidated Balance Sheet)	104,871
Notional balance of interest rate swap (1)	263,431

(1)	Relates to the interest rate swaps entered into to hedge our exposure to rising interest rates on our variable-rate borrowings with an outstanding balance of $368,467 at June 30, 2012.

Our Interim Condensed Consolidated Balance Sheet at June 30, 2012 included interest-earning assets totaling $38,433. Interest-earning assets include $36,458 of interest-earning cash accounts and $1,975 of interest-earning collateral accounts.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2012. Based on this evaluation, our President and Chief Financial Officer concluded that as of June 30, 2012 our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to HLSS, including its consolidated subsidiaries, is made known to our President and Chief

Financial Officer by others within those entities particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by HLSS in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the President or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We may be party to various claims, legal actions, and complaints arising in the ordinary course of business. There are currently no probable matters outstanding that, in the opinion of management, will have a material effect on our Interim Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows. There are also currently no reasonably possible matters outstanding that, in the opinion of management, will have a material effect on our Interim Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

ITEM 1A.  RISK FACTORS

We include a discussion of the principal risks and uncertainties that affect or could affect our business operations on pages 16 through 41 of our final prospectus dated February 28, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Index

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
	101.INS	XBRL Instance Document (2)
	101.SCH	XBRL Taxonomy Extension Schema Document (2)
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
	101.PRE	XBRL Taxomony Extension Presentation Linkbase Document (2)

(1)	Filed with Home Loan Servicing Solution’s Quarterly Report on Form 10-Q filed on July 16, 2012 for the period ended June 30, 2012.
(2)	Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME LOAN SERVICING SOLUTIONS, LTD.

Date: July 16, 2012	By: /s/ James E. Lauter
James E. Lauter
Chief Financial Officer and Chief Accounting Officer (On behalf of the Registrant and as its principal financial officer)