Form 10-Q
period 2012-09-30
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2012-10-18
CIK 1513161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Home Loan Servicing Solutions, Ltd.

c/o Intertrust Corporate Services (Cayman) Limited

87 Mary Street

George Town, Grand Cayman KY1-9005

Cayman Islands

(Address of principal executive offices) (Zip Code)

(345) 943-3100

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

Number of Ordinary Shares, $0.01 par value, outstanding as of October 18, 2012: 30,584,718 shares.

HOME LOAN SERVICING SOLUTIONS, LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2012	December 31, 2011
Assets
Cash	$33,750	$283
Match funded advances	1,446,091	—
Notes receivable – Rights to MSRs	177,730	—
Other assets	45,334	2,860

Total assets	$1,702,905	$3,143

Liabilities and Equity
Liabilities
Match funded liabilities	$1,250,912	$—
Dividends payable	3,058	—
Other liabilities	30,948	3,134

Total liabilities	1,284,918	3,134

Commitments and Contingencies (See Note 14)

Equity
Equity – Ordinary shares, $.01 par value; 200,000,000 and 5,000,000 shares authorized; 30,584,718 and 20,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	306	—
Additional paid-in capital	415,155	300
Retained earnings (accumulated deficit)	3,889	(291)
Accumulated other comprehensive income (loss)	(1,363)	—

Total equity	417,987	9

Total liabilities and equity	$1,702,905	$3,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share data)

For the periods ended September 30,	Three Months		Nine Months
	2012	2011	2012	2011
Revenue
Interest income – notes receivable – Rights to MSRs	$14,017	$—	$27,542	$—
Interest income – other	146	—	283	—

Total interest income	14,163	—	27,825	—
Other revenue	669	—	1,664	—

Total revenue	14,832	—	29,489	—

Operating expenses
Compensation and benefits	1,257	—	2,682	—
General and administrative expenses	679	38	1,625	82

Total operating expenses	1,936	38	4,307	82

Income (loss) from operations	12,896	(38)	25,182	(82)

Other expense
Interest expense	6,252	—	12,507	—

Total other expense	6,252	—	12,507	—

Income (loss) before income taxes	6,644	(38)	12,675	(82)
Income tax expense	72	—	149	—

Net income (loss)	$6,572	$(38)	$12,526	$(82)

Earnings (loss) per share
Basic	$0.37	$(1.90)	$1.04	$(4.08)

Diluted	$0.37	$(1.90)	$1.04	$(4.08)

Weighted average ordinary shares outstanding
Basic	17,581,593	20,000	12,008,394	20,000
Diluted	17,581,593	20,000	12,008,394	20,000
Dividends declared per share	$0.34	$0.00	$0.94	$0.00

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

For the periods ended September 30,	Three Months		Nine Months
	2012	2011	2012	2011

Net income (loss)	$6,572	$(38)	$12,526	$(82)

Other comprehensive income(loss), net of tax:

Change in the value of designated cash flow hedges (1)	(798)	—	(1,363)	—

Total other comprehensive income(loss), net of tax	(798)	—	(1,363)	—

Comprehensive income (loss)	$5,774	$(38)	$11,163	$(82)

(1)	Because the associated derivative financial instruments are held in an entity that is not subject to income tax, there is no income tax on the change in the value of the designated cash flow hedges.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

	Ordinary Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2011	$—	$300	$(291)	$—	$9
Net income	—	—	12,526	—	12,526
Other comprehensive loss, net of tax				(1,363)	(1,363)

Total comprehensive income					11,163

Issuance of ordinary shares, net of costs	306	417,791	—	—	418,097
Declaration of cash dividends	—	(2,936)	(8,346)	—	(11,282)

Balance at September 30, 2012	$306	$415,155	$3,889	$(1,363)	$417,987

	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2010	$—	$300	$(18)	$—	$282
Net loss	—	—	(82)	—	(82)
Other comprehensive income, net of tax				—	—

Total comprehensive income					(82)

Issuance of ordinary shares, net of costs	—	—	—	—	—
Declaration of cash dividends	—	—	—	—	—

Balance at September 30, 2011	$—	$300	$(100)	$—	$200

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the nine months ended September 30,	2012	2011
Cash flows from operating activities
Net income (loss)	$12,526	$(82)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	3,980	—
Changes in assets and liabilities:
Decrease in match funded advances	55,788	—
(Increase) decrease in other assets	(9,968)	47
Increase in other liabilities	28,387	31

Net cash provided by (used in) operating activities	90,713	(4)

Cash flows from investing activities
Purchase of notes receivable – Rights to MSRs	(184,285)	—
Reduction in notes receivable – Rights to MSRs	6,555	—
Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of notes receivable – Rights to MSRs	(1,175,156)	—

Net cash used in investing activities	(1,352,886)	—

Cash flows from financing activities
Proceeds from match funded liabilities	892,577	—
Payment of debt issue costs	(6,810)	—
Proceeds from issuance of ordinary shares	422,783	—
Payment of offering costs	(4,686)	—
Payment of dividends to shareholders	(8,224)	—

Net cash provided by financing activities	1,295,640	—

Net increase (decrease) in cash	33,467	(4)
Cash at beginning of period	283	300

Cash at end of period	$33,750	$296

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

Our business strategy focuses on acquiring mortgage servicing assets. We do not originate or purchase mortgage loans, and as a result, we are not subject to the risk of loss related to the origination or ownership of mortgage loans. Because we have not received the necessary approvals and consents (the “Required Third Party Consents”) to become the named servicer of the mortgage servicing rights, we instead acquired from Ocwen Loan Servicing, LLC, a wholly-owned subsidiary of Ocwen Financial Corporation (collectively “Ocwen”), the rights to receive the servicing fees which we refer to as “Rights to MSRs”. Accordingly, Ocwen will continue to service the mortgage loans and will receive compensation from us for its servicing activities. Upon receipt of the Required Third Party Consents, Ocwen will transfer legal ownership of the mortgage servicing rights to us without any additional payment. We intend to pursue the Required Third Party Consents for our initial portfolio and for future acquisitions. Whether we acquire mortgage servicing rights or Rights to MSRs, we also acquire servicing advances and other associated assets. We do not believe that whether we directly own mortgage servicing rights or the related Rights to MSRs materially affects our business strategy or economic performance.

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

On September 12, 2012, we completed a follow on offering of our ordinary shares from which we raised cash of $236,034. Immediately thereafter, on September 13, 2012 and September 28, 2012; we used the proceeds to acquire certain assets from Ocwen in two separate transactions. The acquired assets related to “Acquired Mortgage Servicing Rights” with respect to 182 and 191 pooling and servicing agreements with UPB of approximately $21.1 and $6.7 billion as of September 12, 2012 and September 28, 2012; respectively. The Initial Mortgage Servicing Rights and Acquired Mortgage Servicing Rights can be collectively thought of as “Mortgage Servicing Rights” and are referred to as such throughout the remainder of this filing. Refer to Note 2 for further discussion.

Prior to our IPO, the Company was a development stage enterprise. Because we commenced operations on March 5, 2012, the condensed consolidated statement of cash flows for the nine months ended September 30, 2012 do not include nine full months of operating activities. Accordingly, our cash flows for the nine months ended September 30, 2012 are not necessarily indicative of the results to expect for a full nine month period or for the entire year ending December 31, 2012.

Basis of Presentation

We prepared the accompanying unaudited Interim Consolidated Financial Statements in conformity with the instructions of the Securities and Exchange Commission (“SEC”) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to expect for any other interim period or for the entire year ending December 31, 2012. A user of the unaudited Condensed Interim Consolidated Financial Statements presented herein should read them in conjunction with the audited Consolidated Financial Statements and related notes thereto included in our final prospectus dated September 6, 2012. We derived December 31, 2011 condensed balance sheet data from audited financial statements, but within this filing do not include all disclosures required by GAAP. The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly significant relate to our fair value measurements of Notes receivable – Rights to MSRs.

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

Our servicing advances are in an SPE along with related Match funded liabilities. We determined that this SPE is a VIE of which we are the primary beneficiary. The accounts of this SPE are included in our Interim Condensed Consolidated Financial Statements.

Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to an SPE in exchange for cash. This SPE issues debt supported by collections on the transferred advances. We made these transfers under the terms of our advance facility agreements. These transfers do not qualify for sales accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred advances on our Interim Condensed Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. We use collections on the advances pledged to the SPE to repay principal and to pay interest and the expenses of the entity. Holders of the debt issued by this entity can look only to the assets of the entity itself for satisfaction of the debt and have no recourse against HLSS.

The following table summarizes the assets and liabilities of the SPE formed in connection with our current match funded advance facility, at the dates indicated:

	September 30, 2012	December 31, 2011
Match funded advances	$1,446,091	$—
Other assets (1)	39,291	—

Total assets	$1,485,382	$—

Match funded liabilities	$1,250,912	$—
Other liabilities	1,964	—

Total liabilities	$1,252,876	$—

(1)	Other assets principally include debt service accounts, prepaid lender fees and debt issuance costs. See Note 5 for more information about our other assets.

Cash

Cash includes both interest-bearing and non-interest-bearing demand deposits with financial institutions with original maturities of 90 days and less. There were no restrictions on the use of the cash balance as of September 30, 2012 and December 31, 2011.

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

We are obligated to purchase the servicing advances made by Ocwen during the period of time prior to the transfer of legal ownership of the Mortgage Servicing Rights to us, and when a Mortgage Servicing Right is transferred to us, we will become directly obligated to the related trustee to make any servicing advances required pursuant to the related pooling and servicing agreements. Servicing advances serve as collateral under the terms of the Advance Facility.

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

Notes Receivable—Rights to MSRs and Interest Income

We structured the purchase of the Rights to MSRs to convey to HLSS all the rights and rewards of ownership of MSRs absent the necessary approvals and allow us to become the named servicer under the applicable pooling and servicing agreements; however, until we receive the Required Third Party Consents, Ocwen will remain the named servicer of the related mortgage servicing rights. Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, specifically prohibits accounting for a transfer of servicing rights as a sale if legal title to such servicing rights has not passed to the purchaser. As a result, prior to receiving the Required Third Party Consents related to the Mortgage Servicing Rights, we are required to account for the purchase of the Rights to MSRs as a financing. We initially recorded the Notes receivable -Rights to MSRs at the purchase price of the Rights to MSRs. We amortize the Notes receivable -Rights to MSRs using the prospective interest method of accounting. At each reporting date, we calculate the present value of the net cash flows related to the then outstanding UPB of the underlying Mortgage Servicing Rights and adjust the carrying value of the Notes receivable -Rights to MSRs to this amount. The change in the carrying value of the Notes receivable -Rights to MSRs reduces the net servicing fees received by us with respect to the Mortgage Servicing Rights and the servicing fees paid to Ocwen with respect to the Mortgage Servicing Rights. We record the resulting amount as Interest income. Interest income is our primary source of income prior to receiving the Required Third Party Consents. See Note 9 for more information about how we calculate Interest income -notes receivable – Rights to MSRs.

Other than transfer of legal title, we believe we meet all the other sales treatment criteria under ASC 860 for the transfer of the Mortgage Servicing Rights. If we obtain the Required Third Party Consents and become the legal owner of any Mortgage Servicing Right:

•	we will be contractually obligated to service the mortgage loans underlying such Mortgage Servicing Right in accordance with the related pooling and servicing agreement;

•

Ocwen will be contractually obligated to us pursuant to the subservicing agreement between HLSS and Ocwen to perform substantially all of the servicing functions it currently performs on our behalf relating to such Mortgage Servicing Right, other than maintaining custodial accounts, remitting amounts from the custodial accounts and funding servicing advances pursuant to the terms of the related pooling and servicing agreement, which are functions for which we will be responsible and

•

we will account for the remaining balance of the Notes receivable – Rights to MSRs related to such Mortgage Servicing Right as mortgage servicing rights to the extent we have received the Required Third Party Consents to transfer legal ownership of such mortgage servicing rights to us and will begin recording Servicing Fee Revenue related to the mortgage servicing right rather than Interest income -notes receivable – Rights to MSRs.

Servicing Fees, Base Fees, Ancillary Income and Performance Based Incentive Fees

Since we are not the named servicer for the mortgage loans underlying the Rights to MSRs, Ocwen will continue to be the named servicer for these loans and will receive the servicing fee associated with the Mortgage Servicing Rights; however, Ocwen pays these servicing fees to us under the terms of the Purchase Agreement and related sale supplements described in Note 2. We pay Ocwen a monthly base fee equal to 12% of the servicing fees collected each month. The monthly base fee payable to Ocwen varies from month to month based on the level of collections of principal and interest for the mortgage loans serviced. In addition to the monthly base fee, Ocwen retains any ancillary income (excluding investment income earned on any custodial accounts) payable to the servicer pursuant to the related pooling and servicing agreements. Ocwen also receives a performance based incentive fee to the extent the Servicing Fee Revenue that it collects for any given month exceeds the sum of the monthly base fee and the retained fee.

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

If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, we reclassify related amounts in accumulated other comprehensive income(loss) into earnings in the same period or periods during which the cash flows that were hedged affect earnings. In a period where we determine that it is probable that a hedged forecasted transaction will not occur, such as variable-rate interest payments on debt that has been repaid in advance, any related amounts in accumulated other comprehensive income are reclassified into earnings in that period.

See Note 8 for additional information regarding our interest rate swap agreements.

Match Funded Liabilities

The Advance Facility currently finances all of the outstanding advances associated with our Notes Receivable – Rights to MSRs. Match funded liabilities are a form of non-recourse debt that are collateralized by the servicing advances. Our match funded liability balance is driven primarily by the level of servicing advances and the advance borrowing rate, which is defined as the collateral value of servicing advances divided by total servicing advances. The advance borrowing rates, which are different for each type of six advance types, were set at levels that enabled each class of notes issued pursuant to the advance financing facility to meet ratings criteria as determined by Standard & Poor’s. In addition, we are able to pledge deferred servicing fees as collateral for our Match funded liabilities.

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

See Note 6 for additional information regarding our match funded liabilities.

Interest Income - Other

Interest income – Other includes interest earned on mortgage loan payments and payoff collections not yet remitted either to the securitization trust that owns the mortgage loan or to pay real estate taxes and insurance premiums with respect to the related mortgaged properties. Mortgage loan payments are usually due from the borrower between the first and fifteenth days of the month. Remittance to the securitization trust typically occurs between the eighteenth and twenty-fourth days of each month. Until remitted to the securitization trust, these payments reside in interest bearing custodial accounts controlled by the servicer and we invest these amounts in accordance with the pooling and servicing agreements and our investment policy. Pursuant to the Purchase Agreement, we are entitled to receive from Ocwen any custodial account earnings related to the Rights to MSRs even though we will not have custody of those accounts until legal ownership of the related Mortgage Servicing Rights is transferred to us.

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

Organization Costs

Until the closing of the Offerings we were a development stage enterprise, and we classified our expenses as “Organization costs.” These organization costs include legal and accounting fees, registration fees and other costs incurred during the development stage to establish Home Loan Servicing Solutions, Ltd. and its subsidiaries. We expensed these costs as incurred. Organization costs were approximately $123 and $82 for the nine months ended September 30, 2012 and 2011, respectively, and are included in General and administrative expenses. We did not incur additional organization costs after the Offerings, so there were no incremental organization costs in the three months ended September 30, 2012 ($38 for the comparable 2011 period).

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. As of September 30, 2012, we had no deferred tax assets or liabilities.

Basic and Diluted Earnings per Share

We calculate basic earnings per share by dividing net income or loss by the weighted average ordinary shares outstanding for the period. For the three and nine months ended September 30, 2012 and 2011, there were no ordinary share equivalents or other securities that could potentially dilute basic earnings per share.

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

On March 5, 2012, we used a portion of the net proceeds from the Offerings to purchase the following:

•

the contractual right to receive the servicing fees and investment earnings on the custodial accounts related to mortgage servicing rights with respect to 116 pooling and servicing agreements with UPB of approximately $15.2 billion and the right to automatically obtain legal ownership, without any additional payment to Ocwen, of each Mortgage Servicing Right upon the receipt of the Required Third Party Consents (these rights constitute the “Rights to MSRs” with respect to the Mortgage Servicing Rights);

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

We recorded the assets acquired and liabilities assumed which approximates their fair value, as follows:

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

We completed the Flow One purchase pursuant to the Purchase Agreement, and an additional sale supplement, dated May 1, 2012. The initial purchase price for the transaction was $103,826. To finance that amount, we used $25,940 in cash and borrowed $77,886 under an existing servicing advance facility with Barclays Bank PLC against the $92,593 in servicing advances associated with the Rights to MSRs.

The final purchase price was $103,458 which reflected a $368 adjustment to the match funded advance balance.

We recorded the assets acquired, which approximates their fair value, as follows:

Fair value of assets acquired:
Notes receivable – Rights to MSRs	$11,233
Match funded advances	92,593

$103,826

Sources of funding:
Cash on-hand	$25,940
Matched funded liabilities	77,886

$103,826

On August 1, 2012; we completed an acquisition from Ocwen of additional mortgage servicing assets (“Flow Two”). A summary of the purchase price and sources of funding follows below:

•

the contractual right to receive the servicing fees and investment earnings on the custodial accounts related to mortgage servicing rights with respect to 18 pooling and servicing agreements with UPB of approximately $2.1 billion and the right to automatically obtain legal ownership, without any additional payment to Ocwen, of each mortgage servicing right upon the receipt of the Required Third Party Consents (these rights constitute the “Rights to MSRs” with respect to the Flow Two Mortgage Servicing Rights) and

•	the outstanding servicing advances associated with the related pooling and servicing agreements.

We completed the Flow Two purchase pursuant to the Purchase Agreement and an additional sale supplement, dated August 1, 2012. The cash paid at closing for the transaction was $74,725. To finance that amount, we used $18,602 in cash and borrowed $56,123 under an existing servicing advance facility with Barclays Bank PLC.

The final purchase price was $76,251 which reflected a $1,526 adjustment for updated Match funded advances and Notes receivable – Rights to MSRs balances. We recorded the assets acquired, which approximates their fair value, as follows:

Fair value of assets acquired:
Notes receivable – Rights to MSRs	$8,077
Match funded advances	68,174

$76,251

Sources of funding:
Cash on-hand	$18,602
Matched funded liabilities	56,123
Amount paid to Ocwen for post-closing adjustments	1,526

$76,251

On September 13, 2012; we completed an acquisition from Ocwen of additional mortgage servicing assets (“Follow on Offering” purchase). A summary of the purchase price and sources of funding follows below:

•

the contractual right to receive the servicing fees and investment earnings on the custodial accounts related to mortgage servicing rights with respect to 182 pooling and servicing agreements with UPB of approximately $21.1 billion and the right to automatically obtain legal ownership, without any additional payment to Ocwen, of each mortgage servicing right upon the receipt of the Required Third Party Consents (these rights constitute the “Rights to MSRs” with respect to the Follow on Offering Mortgage Servicing Rights) and

•	the outstanding servicing advances associated with the related pooling and servicing agreements.

We completed the first Follow on Offering purchase pursuant to the Purchase Agreement and an additional sale supplement, dated September 13, 2012. The initial purchase price for the transaction was $792,968. To finance that amount, we used $202,549 in cash and borrowed $590,419 under an amended and restated servicing advance financing facility against the $707,445 in servicing advances associated with the Rights to MSRs.

The final purchase price was $788,239 which reflected a $4,729 adjustment for revised Match funded advance balances.

We recorded the assets acquired, which approximates their fair value, as follows:

Fair value of assets acquired:
Notes receivable – Rights to MSRs	$85,523
Match funded advances	702,716
Due from Ocwen for post-close adjustments	4,729

$792,968

Sources of funding:
Cash on-hand	$202,549
Matched funded liabilities	590,419

$792,968

On September 28, 2012 we completed an acquisition from Ocwen of additional mortgage servicing assets making use of the proceeds from the underwriters’ overallotment exercise of our shares and available borrowing capacity. A summary of the purchase price and sources of funding follows below:

•

the contractual right to receive the servicing fees and investment earnings on the custodial accounts related to mortgage servicing rights with respect to 191 pooling and servicing agreements with UPB of approximately $6.7 billion and the right to automatically obtain legal ownership, without any additional payment to Ocwen, of each mortgage servicing right upon the receipt of the Required Third Party Consents (these rights constitute the “Rights to MSRs” with respect to the acquired Mortgage Servicing Rights) and

•	the outstanding servicing advances associated with the related pooling and servicing agreements.

We completed the September 28, 2012 purchase pursuant to the Purchase Agreement and an additional sale supplement, dated September 28, 2012. The cash paid at closing for the transaction was $238,124. To finance that amount, we used $30,644 in cash and borrowed $207,480 under our current servicing advance facility.

The final purchase price was $242,384 which reflected a $4,260 adjustment for updated Match funded advances and Notes receivable – Rights to MSRs balances.

We recorded the assets acquired, which approximates their fair value, as follows:

Fair value of assets acquired:
Notes receivable – Rights to MSRs	$16,994
Match funded advances	225,390

$242,384

Sources of funding:
Cash on-hand	$30,644
Matched funded liabilities	207,480
Amount due to Ocwen for post-closing adjustments	4,260

$ 242,384

The cash used to purchase the Match funded advances is presented, net of liabilities, within the “Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of notes receivable – Rights to MSRs” of the condensed consolidated statement of cash flows.

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

The three broad categories are:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3: Unobservable inputs for the asset or liability.

Where available, we utilize quoted market prices or observable inputs rather than unobservable inputs to determine fair value. We classify assets in their entirety based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts and the estimated fair values of our financial instruments are as follows at the dates indicated:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash	$33,750	$33,750	$283	$283
Notes receivable – Rights to MSRs	177,730	177,730	—	—
Other assets	31,160	31,160	—	—

Total financial assets	242,640	242,640	283	283

Financial liabilities:
Derivative financial instruments	1,363	1,363	—	—

Total financial liabilities	1,363	1,363	—	—

We describe the methodologies that we use and key assumptions that we make to estimate the fair value of instruments in more detail below:

Cash

The carrying amount reported for cash approximates fair value due to the short-term nature of this asset.

Notes Receivable – Rights to MSRs

We established the value of the Notes Receivable – Rights to MSRs based on an appraisal prepared with the assistance of an independent valuation firm. This appraisal is prepared on a quarterly basis. Significant inputs into the valuation include the following:

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

Other Assets

Other assets include debt service accounts and cash collateral held by the counterparty to our interest rate swap agreements. The debt service accounts represent cash and cash equivalents held by the trustee of our advance funding facility. The carrying amount reported for these other assets at September 30, 2012 approximates fair value due to the short-term nature of these assets.

Derivative Financial Instruments

Our derivatives are not exchange-traded and therefore quoted market prices or other observable inputs are not available. The fair value of our interest rate swap agreements are based on certain information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. We have not adjusted the information obtained from the third-party pricing sources, we review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period, and other indicators that the information may not be accurate. See Note 8 for additional information on our derivative financial instruments.

The following table presents assets and liabilities measured at fair value categorized by input level within the fair value hierarchy:

	Fair value	Level 1	Level 2	Level 3
At September 30, 2012:
Measured at fair value on a recurring basis:
Assets:
Cash	$33,750	$33,750	$—	$—
Notes receivable – Rights to MSRs	177,730	—	—	177,730
Other assets	31,160	31,160	—	—

Total assets	$242,640	$64,910	$—	$177,730

Liabilities:
Derivative financial instruments	1,363	—		1,363

Total liabilities	$1,363	$—	$—	$1,363

	Fair value	Level 1	Level 2	Level 3
At December 31, 2011:
Measured at fair value on a recurring basis:
Assets:
Cash	$283	$283	$—	$—

Total assets	$283	$283	$—	$—

Total liabilities	$—	$—	$—	$—

We held no Level 3 assets or liabilities prior to the Initial Acquisition, on March 5, 2012. The following tables present reconciliations of the changes in fair value of our Level 3 assets, which we measure at fair value on a recurring basis:

For the three months ended September 30, 2012:	Note receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$70,175	$(565)

Purchases and reductions:
Purchases	110,594	—
Reductions	3,039	—

	177,730	(565)

Changes in fair value :
Included in net income	—	—
Included in other comprehensive income (loss)	—	(798)

	—	(798)

Transfers in or out of Level 3	—	—

Ending balance	$177,730	$(1,363)

For the nine months ended September 30, 2012:	Note receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$—	$—

Purchases and reductions:
Purchases	184,285	—
Reductions	6,555	—

	177,730	—

Changes in fair value :
Included in net income	—	—
Included in other comprehensive income (loss)	—	(1,363)

	—	(1,363)

Transfers in or out of Level 3	—	—

Ending balance	$177,730	$(1,363)

4.	Match Funded Advances

Match funded advances on residential loans we service for others, as more fully described in Note 1—Principles of Consolidation – Variable Interest Entities, are comprised of the following at the dates indicated:

	September 30, 2012	December 31, 2011
Principal and interest	$563,960	$—
Escrow advances	642,347	—
Corporate advances	239,784	—

	$1,446,091	$—

5.	OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	September 30, 2012	December 31, 2011
Debt service accounts (1)	$28,530	$—
Receivables from related parties(2)	3,232	—
Prepaid expenses and debt issuance costs, net (3)	10,942	—
Interest-earning collateral deposits (4)	2,630	—
Other (5)	—	2,860

	$45,334	$2,860

(1)	Under our advance funding facility, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. We do not use the collected funds to reduce the related match funded debt until the payment dates specified in the indenture. The balance also includes amounts that we set aside to provide for possible shortfalls in the funds available to pay certain expenses and interest.
(2)	See Note 13 for more information regarding our related party transactions.
(3)	Costs at September 30, 2012 relate to match funded liabilities. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.
(4)	Represents cash collateral held by the counterparty to our interest rate swap agreement as of September 30, 2012.
(5)	At December 31, 2011, Other primarily included $2,777 of deferred offering costs. When we completed the IPO in March 2012, and the subsequent over-allotment exercise, we charged these costs (along with additional deferred offering costs of $1,154 incurred in 2012) to additional paid-in capital reducing the gross proceeds from the IPO to an amount net of offering costs.

6.	MATCH FUNDED LIABILITIES

Match funded liabilities, as more fully described in Note 1—Principles of Consolidation – Variable Interest Entities, are comprised of the following at:

				Unused Borrowing Capacity (3)	Balance Outstanding
Borrowing Type	Interest Rate (1)	Maturity (2)	Amortization Date (2)		September 30, 2012	December 31, 2011
Class A Term Note	1-Month LIBOR + 225 bps	Aug. 2043	Aug. 2013	$—	$496,494	$—
Class B Term Note	1-Month LIBOR + 525 bps	Aug. 2043	Aug. 2013	—	52,176	—
Class C Term Note	1-Month LIBOR + 625 bps	Aug. 2043	Aug. 2013	—	26,457	—
Class D Term Note	1-Month LIBOR + 725 bps	Aug. 2043	Aug. 2013	—	24,873	—
Class A Variable Funding Note	1-Month LIBOR + 250 bps	Aug. 2043	Aug. 2013	23,074	295,882	—
Class B Variable Funding Note	1-Month LIBOR + 550 bps	Aug. 2043	Aug. 2013	9,702	30,969	—
Class C Variable Funding Note	1-Month LIBOR + 650 bps	Aug. 2043	Aug. 2013	5,107	15,730	—
Class D Variable Funding Note	1-Month LIBOR + 750 bps	Aug. 2043	Aug. 2013	4,705	14,831	—
Class A Term Money Market Fund Note	65 bps	Sep. 2013	Sep. 2012	—	244,615	—
Class B Term Money Market Fund Note	275 bps	Sep. 2044	Sep. 2014	—	28,500	—
Class A Draw Money Market Fund Note	1-Month LIBOR + 200 bps	Sep. 2044	Sep. 2014	—	20,385	—

				$42,588	$1,250,912	$—

(1)	The weighted average interest rate at September 30, 2012 was 2.90%. We pay interest monthly.
(2)	The amortization date is the date on which the revolving period ends under each Advance Facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the due date for all outstanding balances. After the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.
(3)	Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions. We pay a 0.75% fee on the unused borrowing capacity. As of September 30, 2012, there were not sufficient eligible servicing advances available to support any additional borrowings under this facility.

On April 26, 2012, we executed an amendment to the Advance Facility providing us with the ability to add and remove designated servicing agreements from the facility.

On September 13, 2012, HLSS Holdings amended and restated its outstanding servicing advance financing facility with Barclays Bank PLC through the execution of the following agreements:

•

a second amended and restated indenture (the “Base Indenture”) by and between HLSS Servicer Advance Receivables Trust (“Issuer”), Deutsche Bank National Trust Company (“DB”), HLSS Holdings, Ocwen Loan Servicing, LLC (“OLS”), Barclays Bank PLC (“Barclays”) and Wells Fargo Securities, LLC (“Wells Fargo”),

•	a series 2012-VF1 indenture supplement to the Base Indenture by and between the Issuer, DB, HLSS Holdings, OLS and Barclays,

•	a series 2012-T1 indenture supplement to the Base Indenture by and between the Issuer, DB, HLSS Holdings, OLS and Barclays,

•	a series 2012-MM1 indenture supplement to the Base Indenture by and between the Issuer, DB, HLSS Holdings, OLS, Barclays and Wells Fargo,

•	a second amended and restated receivables pooling agreement with HLSS Servicer Advance Facility Transferor, LLC (“Transferor”) and the Issuer, and

•	a second amended and restated receivables sale agreement with HLSS Holdings, OLS and Transferor.

These agreements are substantially similar to those described in “The Business – Description of Servicing Advance Facility Agreements and Advance Financing Facility” in our Prospectus dated September 6, 2012, with the following additional material features:

•	The Base Indenture is structured to allow the issuance of multiple series of notes with varying maturity dates and credit ratings ranging from AAA to BBB;

•	Pursuant to the series 2012-MM1 indenture supplement, a $265,000 Rule 2a-7 money market eligible note with a one-year term and a fixed interest rate per annum of 0.65% has been issued; and

•	A “Class A” draw note with an expected two-year term and a variable interest rate of one month LIBOR + 200 bps.

On September 28, 2012, in connection with our second Follow-On purchase, a $28,500 “Class B” note was issued.

7.	ORDINARY SHARES

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

Issuance of Additional Ordinary Shares under the IPO

On April 2, 2012, we issued 129,600 additional ordinary shares to the underwriters in connection with the exercise of their over-allotment option under the IPO. The total gross proceeds from the issuance of these additional shares to HLSS were $1,814. After deducting underwriting discounts, commissions and expenses payable by HLSS, the aggregate net proceeds we received were $1,577.

Follow on Offering

On September 12, 2012 we issued 16,387,500 of our ordinary shares, 2,137,500 of which went to the underwriters in connection with the exercise of their over-allotment option. The total gross proceeds from the issuance of these additional shares to HLSS were $249,909. After deducting underwriting discounts, commissions and expenses payable by HLSS, the aggregate net proceeds we received were $236,034.

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

The following table provides information about our interest rate swaps at September 30, 2012:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Notional Amount	Fair Value
Designated as hedges:

Hedge the effects of changes in 1-Month LIBOR (2)	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	$172,670	$(904)
Hedge the effects of changes in 1-Month LIBOR (2)	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	52,460	(214)
Hedge the effects of changes in 1-Month LIBOR (2)	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	234,864	(245)

Total designated as hedges						459,994	(1,363)

Total						$459,994	$(1,363)

(1)	The effective date of the swap is the date from which monthly settlements begin to be computed.
(2)	Projected net settlements for the next twelve months total approximately $748 of payments to the counterparty. We designate these swaps as cash flow hedges and report them at fair value as a component of other liabilities. Unrealized losses of $798 and $1,363 related to our interest rate swaps are included in accumulated other comprehensive loss for the three and nine months ended September 30, 2012, respectively. There were no unrealized gains or losses attributable to derivatives for the three and nine months ended September 30, 2011. Given the current and expected effectiveness of our hedging arrangements, we do not expect any reclassifications from other comprehensive income into earnings associated with these hedging arrangements during the next twelve months.

The following table summarizes the use of derivatives during the nine months ended September 30, 2012:

Interest Rate Swaps
Notional balance at December 31, 2011	$—
Additions	534,946
Maturities	—
Terminations	—
Amortization	74,952

Notional balance at September 30, 2012	$459,994

9.	INTEREST INCOME – NOTES RECEIVABLE – RIGHTS TO MSRs

Our primary source of revenue is the fees we are entitled to receive in connection with the servicing of mortgage loans. We account for these fees within interest income.

The following table shows how we calculated Interest income -notes receivable – Rights to MSRs for the periods ended September 30:

	Three Months		Nine Months
	2012	2011	2012	2011
Servicing fees collected	$27,689	$—	$57,190	$—
Subservicing fee payable to Ocwen	10,633	—	23,093	—

Net servicing fees retained by HLSS	17,056	—	34,097	—
Reduction in notes receivable – Rights to MSRs	3,039	—	6,555	—

	$14,017	$—	$27,542	$—

10.	INTEREST EXPENSE

The following table presents the components of interest expense for the periods ended September 30:

	Three Months		Nine Months
	2012	2011	2012	2011
Match funded liabilities	$4,090	$—	$7,793	$—
Amortization of debt issuance costs	1,901	—	4,172	—
Interest rate swaps	261	—	542	—

	$6,252	$—	$12,507	$—

11.	INCOME TAXES

Income taxes have been provided for based upon the tax laws and rates in countries in which we conduct operations and earn related income. The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation.

For the three and nine month periods ended September 30, 2012, our effective income tax rate was 1% (0%, for the three and nine month periods ended September 30, 2011). Our effective tax rate differs from the Federal and state combined rate of 38% primarily because only the earnings of our wholly owned subsidiary, HLSS Management, LLC, are subject to U.S. Federal and state income taxes.

12.	BUSINESS SEGMENT REPORTING

Our business strategy focuses on acquiring mortgage servicing assets consisting of mortgage servicing rights, rights to fees and other income from servicing mortgage loans, and associated servicing advances. As of September 30, 2012, we operate a single reportable business segment that owns Rights to MSRs.

13.	RELATED PARTY TRANSACTIONS

We entered into various agreements with Ocwen and Altisource in connection with the Initial Acquisition. William C. Erbey, our founder and the Chairman of our Board of Directors, is also the Chairman of the Board of Directors and largest shareholder of Ocwen and the Chairman of the Board of Directors and largest shareholder of Altisource.

Purchase Agreement

The Purchase Agreement, in conjunction with the initial sale supplement dated February 10, 2012, the Flow One sale supplement dated May 1, 2012, the Flow Two sale supplement dated August 1, 2012 and the first Follow on Offering purchase sale supplements dated September 13, 2012 and September 28, 2012 set forth the terms of our purchase of the assets from Ocwen as described in Notes 1 and 2. So long as the Required Third Party Consents have not been obtained with respect to the transfer of legal ownership of any Mortgage Servicing Right, Ocwen remains obligated to perform as servicer under the related pooling and servicing agreements, and we are required to pay Ocwen a monthly fee for the servicing activities it performs. We are also required to purchase any servicing advances that Ocwen is required to make pursuant to such pooling and servicing agreements.

The following table summarizes our transactions, beginning March 5, 2012, with Ocwen under the Purchase Agreement for the periods ended September 30, 2012:

	Three Months	Nine Months
Servicing fees collected	$27,689	$57,190
Subservicing fee payable to Ocwen	10,633	23,093

Net servicing fees retained by HLSS	17,056	34,097
Reduction in notes receivable – Rights to MSRs	3,039	6,555

	$14,017	$27,542

Servicing advances purchased from Ocwen	$331,228	$639,966

At September 30, 2012, Ocwen owed us $1,909 for servicing fees collected but not remitted to us, and we owed Ocwen $4,055 for the subservicing fee earned by Ocwen in September 2012. In addition, at September 30, 2012, we owed Ocwen $17,196 for servicing advances that we purchased.

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

At September 30, 2012, Ocwen owed us $669 and we owed Ocwen $10 for professional services provided pursuant to the Ocwen Professional Services Agreement. During the three and nine months ended September 30, 2012, we earned fees of $669 and $1,664, respectively, for services provided to Ocwen pursuant to the Professional Services Agreement. Additionally, during the three and nine months ended September 30, 2012, we incurred fees of $30 and $70, respectively, for services received from Ocwen pursuant to the Ocwen Professional Services Agreement.

Altisource Administrative Services Agreement

This agreement requires Altisource to provide certain administrative services to us for an initial term of six years, subject to renewal, with pricing terms intended to reflect market rates. Services provided to us under this agreement include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The services Altisource provides to us under this agreement are on an as-needed basis, and the fees we pay Altisource are based on the actual costs incurred by them plus an additional markup of 15%. During the three and nine months ended September 30, 2012, we paid Altisource $177 and $408, respectively, for services provided to us pursuant to the Altisource Administrative Services Agreement.

Subleases

During the three and nine months ended September 30, 2012, we paid Altisource $21 and $48, respectively, for the rental of office space under two sublease agreements.

Receivables from and Payables to Related Parties

The following table summarizes amounts receivable from and payable to related parties at the dates indicated:

	September 30, 2012	December 31, 2011
Servicing fees collected (1)	$1,909	$—
Professional services (2)	669	—
Other	654	—

Receivables from Ocwen	$3,232	$—

Subservicing fees payable (3)	$4,055	$—
Professional services (2)	10	—
Advance purchases (4)	17,196	—
Other (5)	4,988	1,478

Payables to Ocwen	$26,249	$1,478

Payables to Altisource	$65	$9

(1)	Ocwen is required to remit to us servicing fees it collects on our behalf within two business days. The amount due from Ocwen at September 30, 2012 represents servicing fees collected but not remitted at the end of the month. We record servicing fees we collect less the subservicing fee we pay to Ocwen as Interest income as shown in Note 9.
(2)	The respective amounts are for professional services provided from March 2012 through September 2012.
(3)	The base fee and performance fee, if any, that comprise the servicing fee expense are calculated and paid to Ocwen within three business days following the end of the month.
(4)	This represents the amount due to Ocwen for servicing advances that HLSS is obligated to purchase under the terms of the Purchase Agreement as of September 30, 2012.

(5)	At September 30, 2012 we owed Ocwen for certain purchase price adjustments pertaining to the September 28, 2012 Follow On Offering purchase ($4,260). At December 31, 2011, we owed Ocwen $1,478 for offering costs associated with our IPO. Ocwen made certain of these payments on our behalf, which we reimbursed in March 2012 after the completion of our IPO.

14.	COMMITMENTS AND CONTINGENCIES

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

15.	SUBSEQUENT EVENTS

On October 10, 2012, we paid cash dividends of $3,058 or $0.10 per ordinary shares. On October 1, 2012, we declared the following dividends:

Record Date	Payment Date	Amount per Ordinary Share

October 31, 2012	November 12, 2012	$0.11

November 30, 2012	December 10, 2012	$0.11

December 31, 2012	January 10, 2013	$0.11

On October 17, 2012, we completed the issuance of $250,000 of one-year and $450,000 of three-year term notes secured by servicing advance receivables at a weighted average interest spread over LIBOR of 1.55%. The proceeds were used to repay $600,000 in Class A through D term notes and to reduce borrowings on our Class A through D variable funding notes with a weighted average interest spread of 2.93%. Below is a schedule of the term notes by class:

Borrowing Type	Amount	Maturity	Amortization Date	Interest Rate (Yield)
Class A-1 Term Note	$215,067	October 2043	October 2013	135 bps
Class B-1 Term Note	17,807	October 2043	October 2013	175 bps
Class C-1 Term Note	8,903	October 2043	October 2013	325 bps
Class D-1 Term Note	8,223	October 2043	October 2013	400 bps
Class A-2 Term Note	387,121	October 2045	October 2015	200 bps
Class B-2 Term Note	32,053	October 2045	October 2015	250 bps
Class C-2 Term Note	16,026	October 2045	October 2015	400 bps
Class D-2 Term Note	14,800	October 2045	October 2015	500 bps

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands unless otherwise stated, except share data)

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

Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our final prospectus dated September 6, 2012. Forward-looking statements speak only as of the date they were made and should not be relied upon. Home Loan Servicing Solutions, Ltd. undertakes no obligation to update or revise forward-looking statements.

INTRODUCTION

The following discussion of our results of operations, change in financial condition and liquidity should be read in conjunction with our Interim Condensed Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-Q and with our final prospectus dated September 6, 2012.

OVERVIEW

Strategic Priorities

On March 5, 2012, we launched operations using proceeds from our IPO and a concurrent private placement with our founder and chairman of our board of directors to acquire mortgage servicing assets related to a portfolio with $15.2 billion of UPB from Ocwen. Specifically, we purchased:

•

the contractual right to receive the servicing fees and investment earnings on the custodial accounts related to Mortgage Servicing Rights and the right to automatically obtain legal ownership, without any additional payment to Ocwen, of each Mortgage Servicing Right upon the receipt of the Required Third Party Consents;

•	the outstanding servicing advances associated with the related pooling and servicing agreements and

•	other assets related to the foregoing.

We also assumed a related match funded servicing advance financing facility from Ocwen effective upon the closing of the Initial Acquisition (which was subsequently amended on September 13, 2012). At closing on March 5, 2012, HLSS paid cash of $149,798 to Ocwen for the estimated purchase price of the Initial Purchased Assets (net of assumed liabilities), subject to certain closing adjustments. The purchase price for the Rights to MSRs was based on the value of such assets at the time HLSS entered into the Purchase Agreement and the estimated outstanding UPB of the underlying mortgage loans at closing. The purchase price for the associated servicing advances and other assets was equal to the net consolidated book value, which approximated fair value, as of the purchase date of all assets and liabilities of the subsidiary and special purpose entity established in connection with the advance financing facility that owns these servicing advances. On March 31, 2012, HLSS and Ocwen, pursuant to the terms of the Purchase Agreement, agreed to a final purchase price of $138,792 for the Initial Purchased Assets (net of assumed liabilities of $359,176), reflecting post-closing adjustments of $11,006 that principally resulted from declines in match funded advances.

Having achieved our business and financial objectives in the first quarter, on May 1, 2012 we purchased additional assets from Ocwen that are substantially similar to our initial portfolio under substantially similar terms. This purchase was funded primarily from excess proceeds from the Offerings and cash generated in excess of our dividend. The final purchase price for the transaction was $103,428 (initially $103,826; but was subsequently adjusted). To finance that amount, we used $25,940 in cash and borrowed $77,886 under an existing servicing advance facility with Barclays Bank PLC against the $92,593 in servicing advances associated with the Rights to MSRs.

During the current quarter, we made three additional asset purchases from Ocwen: the Flow Two and first Follow on Offering purchases. The Flow Two purchase price of $76,251 was funded from our servicing advance facility ($56,123), cash on hand ($18,602) and an amount due to Ocwen for post-closing adjustments ($1,526). We subsequently settled the $1,526 due to Ocwen balance. This purchase allowed us to grow serviced UPB by $2.1b. The Follow on Offering purchase was in two parts; the first purchase cost $792,968 and was funded from our servicing facility ($590,419) and cash raised from our equity offering during the quarter ($202,549). The second purchase of $242,384 was funded from available borrowing capacity ($207,480), cash raised from our equity offering ($30,644) and an amount due to Ocwen of $4,260. These three purchases in the aggregate allowed us to grow serviced UPB by $29.9b; total UPB serviced as a result of all the purchases noted above was $46.5b as of September 30, 2012.

On September 13, 2012, in connection with the closing of the first of the Follow on Offering purchases, HLSS Holdings amended and restated its outstanding servicing advance financing facility with Barclays Bank PLC. These agreements are substantially similar to those described in “The Business – Description of Servicing Advance Facility Agreements and Advance Financing Facility” in our Prospectus dated September 6, 2012 with the following additional material features:

•	The Base Indenture is structured to allow the issuance of multiple series of notes with varying maturity dates and credit ratings ranging from AAA to BBB;

•	Pursuant to the series 2012-MM1 indenture supplement, a $265,000 Rule 2a-7 money market eligible note with a one-year term and a fixed interest rate per annum of 0.65% has been issued; and

•	A “Class A” draw note with an expected two-year term and a variable interest rate of one month LIBOR + 200 bps.

On September 28, 2012, in connection with the closing of the second of the Follow on Offering purchases, we issued a $28,500 “Class B” note with a two-year term and a fixed interest rate per annum of 2.75%.

Earnings for the quarter ended on September 30, 2012 exceeded dividends declared for the period by $674. Earnings included a $593 benefit from reduced amortization due to the deferral of certain modifications as Ocwen tested delinquent loans for HAMP 2 eligibility, and ending the quarter on a Sunday delayed the receipt of certain loan payoffs. These factors combined to reduce the annualized prepayment rate to 12.6% from 15.2% in the second quarter. We are seeing increased loan modifications and payoff collections in October, and, accordingly, we expect to see a rebound in the prepayment rate in the fourth quarter. From an operational perspective, the transactions between HLSS and Ocwen were completed as planned, and we believe that all servicing requirements under the pooling and servicing agreements were met in all material respects.

We intend to continue to acquire additional substantially similar servicing assets from Ocwen in the near term in two ways:

•

In order to remain fully invested and to offset the impact of prepayments in our servicing portfolio, we expect to continue to utilize cash flow from operations in excess of our dividend to purchase servicing assets that are substantially similar to our initial portfolio from Ocwen under substantially similar terms. We will refer to such transactions as flow transactions, which we expect to take place at regular intervals. Certain terms of such flow transactions—including the servicing incentive fee and advance ratio targets—will vary from transaction to transaction. We expect to be able to maintain or moderately grow the size of our servicing portfolio over time through these transactions.

•

In order to increase the scale of our business we will look for opportunities to issue additional equity in the form of ordinary shares to allow us to execute larger purchases of mortgage servicing assets substantially similar to our initial portfolio from Ocwen under substantially similar terms. These follow-on purchases will be subject to equity market conditions and will likely require that additional advance financing capacity be arranged in advance or concurrent with each transaction in order to maintain leverage similar to our current level.

Ocwen stated that as of September 30, 2012 it has servicing assets with approximately $65 billion of UPB that are substantially similar to the assets that HLSS purchased in the transactions described above. In connection with Ocwen’s announced acquisition of Homeward Residential Holdings, Inc. (“Homeward”) from WL Ross and Co. LLC, Ocwen will acquire rights to service over $55 billion of UPB that are substantially similar to those in our current portfolio. We believe the existing Ocwen servicing assets as well as the expected Homeward assets potentially provide a strong servicing assets pipeline, one which could help grow our servicing portfolio. We believe that Ocwen perceives that it has benefited from the transfer of Rights to MSRs to us. Although we cannot guarantee that future transactions will occur, we believe that Ocwen will benefit from such transactions and will,therefore, continue to sell mortgage servicing assets to us in this manner which will allow us to grow the UPB of our servicing portfolio.

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

Our results for the periods ended September 30, 2012 are discussed in more detail below.

Changes in Results of Operations Summary

The following table summarizes our consolidated operating results for the periods ended September 30, 2012 and 2011, which includes the periods prior to March 5, 2012 when we were a development stage enterprise.

	Three Months		Nine Months
	2012	2011	2012	2011
Consolidated:
Revenue	$14,832	$—	$29,489	$—
Operating expenses	1,936	38	4,307	82

Income (loss) from operations	12,896	(38)	25,182	(82)
Interest expense	6,252	—	12,507	—

Income (loss) before income taxes	6,644	(38)	12,675	(82)
Income tax expense	72	—	149	—

Net income (loss)	$6,572	$(38)	$12,526	$(82)

Three Months and Nine Months Ended September 2012 versus September 2011. Revenue in 2012 primarily includes interest income recorded on Notes receivable – Rights to MSRs using the prospective interest method. Because we currently do not satisfy all of the requirements necessary to record the rights to MSRs as MSRs, this transaction was accounted for as a financing. Also included in revenue for the three and nine months ended September 30, 2012 are the amounts billed to Ocwen for services we provide under the Ocwen Professional Services Agreement and interest earned on custodial accounts and corporate account balances.

Operating expenses for the three and nine months ended September 30, 2012 increased primarily due to compensation and benefits and professional services associated with our first months of full operations. Additionally, interest expense increased significantly in both periods due to outstanding Match funded liabilities drawn on in connection with our asset purchases during 2012.

Income tax expense was $72 and $149 for the three and nine months ended September 30, 2012. There was no income tax expense for the three or nine months ended September 30, 2011.

Our effective tax rate was 1% for the three and nine months ended September 30, 2012. We base income tax provisions for interim periods on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. We are a Cayman Islands exempted company, and the Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation. Our subsidiary, HLSS Management, LLC, is the employer of all of our U.S. based employees and is a corporation for U.S. federal income tax purposes. We computed income tax expense by applying the Federal and state combined rate of 38% to the earnings of HLSS Management, LLC that are subject to U.S. federal and state income taxes.

Summary Operating Information

We operate the business as a single reportable segment. For purposes of our internal management reporting, we separately report the components of Interest income – notes receivable – Rights to MSRs, which include Servicing Fee Revenue, Servicing Expense and Amortization Expense for MSRs. We provide a reconciliation of our reported results to our internal management reporting for the three and nine months ended September 30, 2012 in the following table. We did not provide reconciliations for the three and nine months ended September 30, 2011 because we were a development stage enterprise during that period, and our operations were limited to raising capital to complete the Initial Acquisition. Operating items during that period consisted primarily of start-up costs and are not comparable to the three and nine months ended September 30, 2012.

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

For the three months ended September 30, 2012:	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
Servicing fee revenue (1)	$—	$27,689	$27,689
Interest income—notes receivable – Rights to MSRs (4)	14,017	(14,017)	—
Professional services	669	—	669
Interest income – other	146	—	146

Total revenue	14,832	13,672	28,504

Operating expenses
Compensation and benefits	1,257	—	1,257
Servicing expense (2)	—	10,633	10,633
Amortization of MSRs (3)	—	3,039	3,039
General and administrative expenses	679	—	679

Total operating expenses	1,936	13,672	15,608

Income from operations	$12,896	$—	$12,896

(1)	Servicing fee revenue reflects $27,689 of servicing fees received under the agreements with Ocwen.
(2)	Servicing expense reflects the fee we paid under the agreements with Ocwen.

(3)	Amortization of MSRs reflects $3,039 reduction in the value of the Notes receivable – Rights to MSRs.
(4)	Interest income – notes receivable – Rights to MSRs represents the net amount of servicing fees received less servicing fees paid and amortization of the Notes receivable – Rights to MSRs. We exclude this interest income from our management reporting and instead report the contractual components including Servicing Fee Revenue, Servicing Expense and Amortization of MSRs.

For the nine months ended September 30, 2012:	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
Servicing fee revenue (1)	$—	$57,190	$57,190
Interest income—notes receivable – Rights to MSRs (4)	27,542	(27,542)	—
Professional services	1,664	—	1,664
Interest income – other	283	—	283

Total revenue	29,489	29,648	59,137

Operating expenses
Compensation and benefits	2,682	—	2,682
Servicing expense (2)	—	23,093	23,093
Amortization of MSRs (3)	—	6,555	6,555
General and administrative expenses	1,625	—	1,625

Total operating expenses	4,307	29,648	33,955

Income from operations	$25,182	$—	$25,182

(1)	Servicing Fee Revenue reflects $57,190 of servicing fees received under the agreements with Ocwen.
(2)	Servicing Expense reflects the fee we paid under the agreements with Ocwen.
(3)	Amortization of MSRs reflects $6,555 reduction in the value of the Notes receivable – Rights to MSRs.
(4)	Interest income – notes receivable – Rights to MSRs represents the net amount of servicing fees received less servicing fees paid and amortization of the Notes receivable – Rights to MSRs. We exclude this interest income from our management reporting and instead report the contractual components including Servicing Fee Revenue, Servicing Expense and Amortization of MSRs.

Three months and nine months ended September 2012 versus 2011. Servicing Fee Revenue increased due to our asset purchases during 2012. Servicing Fee Revenue is a function of principal and interest collected during the period and the contractual servicing fee rate. In accordance with the rates set forth in the sale supplements for the Initial Acquisition, the Flow One, Flow Two and first Follow On Offering purchases, our gross servicing margin (Servicing Fee Revenue less Servicing Expense) was 28.3 and 30.0 basis points of average UPB for the three and nine months ended September 30, 2012, respectively. We also earned income from professional services provided to Ocwen under the Ocwen Professional Services Agreement. We did not earn revenue in 2011 associated with these arrangements given we were a development stage organization.

Operating expenses increased for both periods because we began operations at the completion of the Offerings and Initial Acquisition on March 5, 2012. Operating expenses in 2012 are primarily comprised of servicing fees paid to Ocwen for servicing the Rights to MSRs, salaries and wages and professional services. The servicing fees paid to Ocwen include $3,323 and $6,863 for the base fee and $7,310 and $16,230 in incentive fees for the three and nine months ended periods, respectively. Amortization Expense relates to reductions in the UPB due to portfolio run-off. Our average headcount for the three months ended and nine months ended periods were twelve and eleven, respectively. Most of our employees transferred to HLSS from Ocwen at the time of closing the Offerings and the Initial Acquisition on March 5, 2012. Expenses during the three and nine months ended September 2011 were primarily related to organization costs associated with starting our business.

The following table provides selected portfolio statistics as of September 30:

(in thousands, except for loan count data)	2012	2011 (1)	% Change

Residential Assets Serviced
Unpaid principal balance:
Performing loans (2)	$36,257,325	$35,389,646	2%
Non-performing loans	9,204,862	8,008,571	15
Non-performing real estate	1,061,446	2,230,531	(52)

Total residential assets serviced	$46,523,633	$45,628,748	2

Percent of total UPB:
Servicing portfolio	100.0%	100.0%	0
Non-performing residential assets serviced	22.1%	22.4%	(2)

Number of:
Performing loans (2)	264,904	256,757	3
Non-performing loans	47,283	40,059	18
Non-performing real estate	5,546	10,584	(48)

Total number of residential assets serviced	317,733	307,400	3

Percent of total number:
Non-performing residential assets serviced	16.6%	16.5%	1

The following table provides selected portfolio statistics for the three months ended September 30:

(in thousands, except for loan count data)	2012	2011 (1)	% Change

Average residential assets serviced	$22,797,355	$29,186,605	(22%)
Prepayment speed (average CPR)	12.6%	16.1%	(19)
Average number of residential assets serviced	182,332	186,269	(2)

The following table provides selected portfolio statistics for the nine months ended September 30:

(in thousands, except for loan count data)	2012	2011 (1)	% Change
Average residential assets serviced	$16,806,681	$22,181,336	(24%)
Prepayment speed (average CPR)	14.2%	15.4%	(8)
Average number of residential assets serviced	127,907	136,921	(7)

(1)	The data related to the Mortgage Servicing Rights as of (and for the periods ended) September 30, 2011 is shown for comparative purposes only. HLSS acquired Mortgage Servicing Rights during 2012 and had no Mortgage Servicing Rights during 2011. 2011 data excludes servicing information for which Ocwen does not have historical information. Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)	Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

The following table provides information regarding changes in our portfolio of residential assets serviced during the quarter:

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at June 30, 2012	$17,294,385	109,890
Additions	29,860,255	210,175
Runoff	(631,007)	(2,332)

Servicing portfolio at September 30, 2012	$46,523,633	317,733

The following table provides information regarding changes in our portfolio of residential assets serviced during 2012 from the time of the initial acquisition of mortgage servicing rights (March 5, 2012) to September 30, 2012:

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at March 5, 2012	$15,227,283	96,162
Additions	32,807,544	227,089
Runoff	(1,511,194)	(5,518)

Servicing portfolio at September 30, 2012	$46,523,633	317,733

Change in Financial Condition Summary

The overall increase in total assets of $1,699,762 and total liabilities of $1,281,784 during the nine months ended September 30, 2012 primarily resulted from:

•	The completion of the Initial and first Follow-On Offerings: we raised cash of $418,097;

•	The completion of five acquisitions: we acquired assets of $1,713,397 and had associated increases in Match funded liabilities of $1,290,243 and

•	Advance facility activity: we received $55,788 in Match funded advance remittances and paid down $39,331 of outstanding Match funded liability balances.

The assets acquired in our asset acquisitions included Notes receivable – Rights to MSRs which had a balance of $177,730 representing 10.4% of total assets at September 30, 2012. Notes receivable – Rights to MSRs are carried at fair value, which is determined based on an appraisal prepared with the assistance of an independent valuation firm and requires the use of significant unobservable inputs. The most significant assumptions used in the appraisal are:

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

Total equity amounted to $417,987 at September 30, 2012 as compared to $9 at December 31, 2011. This increase of $417,978 is primarily due to the proceeds of equity offerings less share issuance costs of $418,097, net income of $12,526, offset by dividends declared of $11,282. In addition, we recorded $1,363 of unrealized losses in other comprehensive loss on interest rate swaps that we designated as cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of September 30, 2012, as measured by cash and available credit, was $33,750, an increase of $33,467 from December 31, 2011. At September 30, 2012, our cash position was $33,750 compared to $283 at December 31, 2011, and we were fully borrowed on our advance financing facility based on the collateral pledged at September 30, 2012. Regarding the investment of cash, our investment policies emphasize principal preservation and availability by limiting the investment to demand deposit accounts.

Investment policy and funding strategy.

Our primary sources of funds for near-term liquidity are:

•	Interest income -notes receivable – Rights to MSRs and
•	proceeds from match funded liabilities.

An expected long-term source of liquidity is the proceeds from the issuance of equity capital.

Our primary uses of funds are:

•	payments for advances in excess of collections on our existing servicing portfolio;
•	payments of interest and operating costs;
•	purchases of MSRs and related servicing advances and
•	repayments of borrowings.

In managing our liquidity position, our primary focus is on maintaining sufficient cash and unused borrowing capacity to meet our advancing obligations, pay expenses and purchase additional assets. We regularly monitor and project our cash position and borrowing capacity and consider this in sizing asset purchases.

At September 30, 2012, $42,588 of our total maximum borrowing capacity remained unused. We maintain unused borrowing capacity for two reasons:

•	as a protection should advances increase due to increased delinquencies and
•	to provide capacity for the acquisition of additional servicing rights.

Outlook. We believe that our cash balance and unused advance financing capacity are sufficient to meet foreseeable requirements.

Debt financing summary. On March 5, 2012, we assumed an existing advance financing facility from Ocwen in connection with the Initial Acquisition. On September 13, 2012, in connection with the closing of the first of the Follow on Offering purchases, we amended and restated our servicing advance financing facility as well as issued a $265,000 Rule 2A-7 money market note and an additional draw note. On September 28, 2012, we issued a $28,500 note in connection with the closing of the second of the Follow on Offering purchases.

As of September 30, 2012, we had $42,588 of unused borrowing capacity. Our ability to continue to pledge collateral under our advance facility depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing. The debt covenants for our Advance Facility require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our Advance Facility. We believe we are in compliance with these covenants and do not expect them to restrict our activities.

Liquidity Risk. We are exposed to liquidity risk should the cash required to make new advances pursuant to servicing contracts and our agreements with Ocwen exceed the amount of advance repayments. In general, we finance our operations through operating cash flows and have an advance financing facility in place with sufficient capacity to cover the majority of cash required to make new advances. However, our advance financing facility contains borrowing conditions, which, if not met, could affect our ability to borrow on new advances and affect our liquidity.

Cash flows for the periods ended September 30.

The following table presents a summary of our cash flows for the periods ended September 30:

	Nine Months
	2012	2011
Net income (loss)	$12,526	$(82)
Adjustments for non-cash items	3,980	—
Change in working capital accounts	74,207	78

Cash flow from operating activities	90,713	(4)
Cash flow from investing activities	(1,352,886)	—
Cash flow from financing activities	1,295,640	—

Net increase (decrease) in cash	33,467	(4)
Cash at beginning of period	283	300

Cash at end of period	$33,750	$296

Nine months ended September 30, 2012. Our operating activities provided $90,713 of cash. Components of operating cash flow included amounts provided by reductions in servicing advances of $55,788 and by our net income of $12,526, adjusted for amortization of debt issuance costs of $3,980. Additional cash flows were used by increases in other assets of $9,968 and generated from increases in other liabilities of $28,387.

Our investing activities used $1,352,886 of cash during the nine months ended September 30, 2012 to acquire Rights to MSRs, advances and other related assets net of liabilities assumed in connection with our acquisitions during the year. We paid $184,285 to Ocwen for Notes receivable – Rights to MSRs and $1,175,156 for Match funded advances and other assets, net of liabilities assumed. Lastly, we had a reduction in Notes receivable – Rights to MSRs of $6,555.

Our financing activities provided $1,295,640 of cash. The Offerings provided $418,097 of cash, net of offering expenses. We borrowed $931,908 on our servicing advance financing facility related to the asset purchases from Ocwen. This amount was offset by repayments to the facility of $39,331 and payments of debt issue costs totaling $6,810. Additionally, we paid dividends equal to $8,224.

Nine months ended September 30, 2011. We were a development stage enterprise until the date of the completion of the Offerings and Initial Acquisition on March 5, 2012. We used $4 of cash for operating activities during the nine months ended September 30, 2011 which consisted of a net loss of $82; the net loss was offset by an increase in other liabilities of $31 and decrease in other assets of $47.

DIVIDENDS

Over time, we intend to distribute at least 90 percent of our earnings in the form of monthly cash dividends. During 2012, we declared the following dividends:

Record Date	Payment Date	Amount per Ordinary Share

March 30, 2012	April 10, 2012	$0.08

April 30, 2012	May 10, 2012	$0.10

May 31, 2012	June 10, 2012	$0.10

June 29, 2012	July 10, 2012	$0.10

July 31, 2012	August 10, 2012	$0.10

August 31, 2012	September 10, 2012	$0.10

September 28, 2012	October 10, 2012	$0.10

October 31, 2012	November 12, 2012	$0.11

November 30, 2012	December 10, 2012	$0.11

December 31, 2012	January 10, 2013	$0.11

For further information about our equity and our dividend policy, see “Dividend Policy,” “Description of Share Capital” and “Material Cayman Islands and United States Federal Income Tax Considerations” in our final prospectus dated September 6, 2012.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER MATTERS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include our interest payments and operating leases. The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of September 30, 2012:

	Remainder of 2012	2013 through 2014	2015 through 2016	After 2016	Total
Operating leases	$20	$148	$—	$—	$168

Total contractual cash obligations	$20	$148	$—	$—	$168

We sub lease office space from Altisource in Atlanta, Georgia and West Palm Beach, Florida in the aggregate of $7 per month. The leases terminate on October 31, 2014.

We exclude match funded liabilities from the contractual obligation table above because it represents non-recourse debt that has been collateralized by Match funded advances which are not available to satisfy general claims against HLSS. Holders of the notes issued by the SPE have no recourse against any assets other than the match funded advances that serve as collateral for the securitized debt. Actual interest on Match funded liabilities was $4,090 and $7,793 during the three and nine months ended September 30, 2012, respectively. Future interest expense may vary depending on utilization, changes in LIBOR and spreads and the execution of hedging strategies.

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

VIEs. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our Interim Condensed Consolidated Financial Statements. As of September 30, 2012, we have no VIEs other than our advance financing SPE.

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

For the three and nine months ended September 30, 2012, pursuant to the purchase agreements and related sales supplements with Ocwen, we retained net servicing fees of $17,056 and $34,097, respectively. We recorded $14,017 and $27,542 as Interest income – notes receivable – Rights to MSRs and $3,039 and $6,555 as a reduction of Notes receivable – Rights to MSRs, for the three and nine months ended September 30, 2012, respectively. During the same periods, we acquired servicing advances made by Ocwen of $331,228 and $639,966, respectively. Ocwen billed us $30 and $70, respectively, under the Ocwen Professional Services Agreement during these same periods. We billed Ocwen $669 and $1,664 under the Ocwen Professional Services Agreement during these same periods. Revenue from the Ocwen Professional Services Agreement is included in other revenue.

Altisource billed us $177 and $408 for services provided to us during the three and nine months ended September 30, 2012 under the Altisource Administrative Services Agreement. We reported this amount as a component of General & administrative expenses for each period then ended.

On March 5, 2012, simultaneously with the IPO, William C. Erbey, the founder of our company and the Chairman of the Board of Directors, purchased 714,285 of our ordinary shares at $14 per share in a private placement. During the current quarter, Mr. Erbey purchased 128,103 of our ordinary shares on the open market at a weighted average share price of $15.57.

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

Valuation of Notes Receivable – Rights to MSRs and Recognition of Interest Income

Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, specifically prohibits accounting for a transfer of servicing rights as a sale if legal title to such servicing rights has not passed to the purchaser. As a result, during the period before we receive the Required Third Party Consents related to Mortgage Servicing Rights, we are required to account for the purchase of the Rights to MSRs as a financing. We initially recorded the Notes receivable—Rights to MSRs at the purchase price of the Rights to MSRs. We amortize the Notes receivable—Rights to MSRs using the prospective interest method of accounting. At each reporting date, we calculate the present value of the net cash flows related to the then outstanding UPB of the underlying Mortgage Servicing Rights and adjust the carrying value of the Notes receivable—Rights to MSRs to this amount. We deduct the change in the carrying value of the Notes receivable—Rights to MSRs from the net servicing fees received by us with respect to the Mortgage Servicing Rights and the servicing fees paid to Ocwen with respect to the Mortgage Servicing Rights, and record the resulting amount as Interest income. Interest income is our primary source of income prior to receiving the Required Third Party Consents.

Other than transfer of legal title, we believe we meet all the other criteria under ASC 860 for the transfer of the Mortgage Servicing Rights for sales treatment.

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

If interest rates increase by 1% on our variable-rate advance financing and interest earning account balances, we estimate a net negative impact of approximately $1,782 resulting from an increase of $3,396 in annual interest income compared to an increase of $5,178 in annual interest expense based on September 30, 2012 balances. The reduced effect on interest expense is due in large part to our hedging activities.

September 30, 2012
Variable-rate borrowings outstanding	$977,797
Fixed-rate borrowings outstanding	273,115
Custodial account balances (excluded from our Interim Condensed Consolidated Balance Sheet)	303,206
Notional balance of interest rate swap (1)	459,994

(1)	Relates to the interest rate swaps entered into to hedge our exposure to rising interest rates on our variable-rate borrowings with an outstanding balance of $977,797 at September 30, 2012.

Our Interim Condensed Consolidated Balance Sheet at September 30, 2012 included interest-earning assets totaling $36,380. Interest-earning assets include $33,750 of interest-earning cash accounts and $2,630 of interest-earning collateral accounts.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2012. Based on this evaluation, our President and Chief Financial Officer concluded that as of September 30, 2012 our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to HLSS, including its consolidated subsidiaries, is made known to our President and Chief Financial Officer by others within those entities particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by HLSS in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the President or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

We include a discussion of the principal risks and uncertainties that affect or could affect our business operations on pages 19 through 46 of our final prospectus dated September 6, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Index

10.1	Series 2012-T2 Indenture Supplement, dated as of October 17, 2012, by and between HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, and Barclays Bank PLC. (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Filed with Home Loan Servicing Solution’s Quarterly Report on Form 10-Q filed on October 18, 2012 for the period ended September 30, 2012.
(2)	Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME LOAN SERVICING SOLUTIONS, LTD.

Date: October 18, 2012	By: /s/ James E. Lauter
James E. Lauter
Chief Financial Officer and Chief Accounting Officer (On behalf of the Registrant and as its principal financial officer)