Form 10-K
period 2012-12-31
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2013-02-07
CIK 1513161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

190 Elgin Avenue

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

Number of Ordinary Shares, $0.01 par value, outstanding as of February 7, 2013: 56,855,296 shares.

HOME LOAN SERVICING SOLUTIONS, LTD.

2012 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this report including, without limitation, statements regarding our financial position, business strategy and other plans and objectives for our future operations, are forward-looking statements.

These forward-looking statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance as they are subject to certain assumptions, inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•

estimates regarding prepayment speeds, delinquency rates, servicing advances, amortization of mortgage servicing assets, custodial account balances, interest income, operating costs and other drivers of our results;

•	assumptions related to sources of liquidity, our ability to fund servicing advances and the adequacy of our financial resources;

•	our ability to obtain the necessary approvals and consents (“Required Third Party Consents”) to become the named servicer of the mortgage servicing rights;

•	our ability to pay monthly dividends;

•

assumptions about the availability of additional portfolios of subprime and Alt-A mortgage servicing rights and our ability to acquire additional mortgage servicing assets from Ocwen Financial Corporation and its subsidiaries (collectively “Ocwen”) and others;

•	the performance of Ocwen as mortgage servicer and our ability to add new mortgage servicing assets on terms consistent with our business and economic model;

•	assumptions about the effectiveness of our hedging strategy;

•	expectations regarding incentive fees in our servicing contract and the stability of our gross servicing margin;

•	our competitive position;

•	the susceptibility of our mortgage servicing assets to fluctuations in valuation;

•	uncertainty related to future government regulation;

•	assumptions regarding the availability of refinancing options for subprime and Alt-A borrowers;

•	assumptions regarding our tax rate and decisions by taxing authorities;

•	general economic and market conditions; and

•	assumptions regarding amount and timing of additional equity offerings.

Further information on the risks specific to our business is detailed within this report and our other reports and filings with the Securities and Exchange Commission (“SEC”) including our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and final prospectus dated December 18, 2012. Forward-looking statements speak only as of the date they were made and should not be relied upon. Home Loan Servicing Solutions, Ltd. (“HLSS”, the “Company”, “us”, “our” or “we”) undertakes no obligation to update or revise forward-looking statements.

For more information on the uncertainty of forward-looking statements, see “Risk Factors” in this Annual Report.

Part I

ITEM 1. BUSINESS

General

We are a Cayman Islands exempted company that acquires mortgage servicing assets consisting of servicing advances, mortgage servicing rights, rights to mortgage servicing rights and other related assets. We launched our operations on March 5, 2012 using the proceeds from our initial public offering (“IPO”) and a concurrent private placement with our founder and Chairman of our Board of Directors to acquire mortgage servicing assets related to a portfolio with $15.2 billion unpaid principal balance from Ocwen (“Initial Acquisition”). Prior to March 5, 2012, we were a development stage enterprise. We do not originate or purchase mortgage loans, and as a result we are not subject to the risk of loss related to the origination or ownership of mortgage loans. We engaged Ocwen, a high quality residential mortgage loan servicer, to service the mortgage loans underlying our mortgage servicing assets and therefore have not and do not intend to develop our own mortgage servicing platform. We believe that in the first year of operations we accomplished our primary objective of delivering attractive and consistent risk-adjusted returns to our shareholders. Our target is to distribute at least 90% of our net income over time to our shareholders in the form of a monthly cash dividend. The results for the fiscal year ended December 31, 2012, reflect earnings that exceeded our expectations and the dividends declared by approximately $1.8 million.

Our business strategy is focused on acquiring servicing advances and mortgage servicing rights. In many cases, however, the transfer of legal ownership of mortgage servicing rights requires the prior approval or consent of various third parties, including rating agencies. If the seller from whom we have agreed to purchase mortgage servicing rights has not obtained the necessary approvals and consents to transfer legal ownership of the mortgage servicing rights to us (“Required Third Party Consents”), we will instead seek to acquire the rights to receive the servicing fees that the current servicer is entitled to receive (“Rights to MSRs”) and associated servicing advances, and the current servicer will continue to service the mortgage loans and receive compensation from us for its servicing activities. Upon receipt of the Required Third Party Consents for transfer of all or a portion of the mortgage servicing rights, the seller is obligated to transfer legal ownership of the respective mortgage servicing rights to us without any additional payment. We do not believe that our business strategy or economic performance has been or will be materially affected by whether we directly own mortgage servicing rights or the related Rights to MSRs, and all of our acquisitions of mortgage servicing assets to date have been structured as acquisitions of Rights to MSRs.

Our primary source of income prior to receiving the Required Third Party Consents is interest income on the Notes Receivable—Rights to MSRs (as defined below). This interest income represents the amount of the servicing and other related fees collected by Ocwen on the underlying Acquired Mortgage Servicing Rights less any amounts due to Ocwen for its services under the Purchase Agreement and the amount of amortization of the Notes Receivable—Rights to MSRs. Upon receipt of each Required Third Party Consent related to an Acquired Mortgage Servicing Right, we will account for the Notes Receivable—Rights to MSRs balance related to such Acquired Mortgage Servicing Right as a mortgage servicing right and will begin recording servicing fee revenue related to the mortgage servicing right rather than interest income on the Notes Receivable-Rights to MSRs.

We have not and do not intend to develop our own mortgage servicing platform but instead will rely on high quality third-party residential mortgage loan servicers. Ocwen is a leader in the residential subprime and Alt-A mortgage servicing industry based on its historical servicing performance through a variety of real estate and economic cycles. With respect to any mortgage servicing rights that we have acquired from Ocwen, prior to the transfer of legal ownership of such mortgage servicing rights to us, Ocwen remains obligated to service the underlying mortgage loans and remits to us the servicing fees (Ocwen retains ancillary income such as late charges, modification fees, float income, etc.) it collects in each month related to the Rights to MSRs. Following the transfer of legal ownership of any mortgage servicing rights to us, Ocwen will service the underlying mortgage loans on our behalf as subservicer, and we will receive the servicing fees (excluding any ancillary income). As compensation for its servicing and subservicing activities, Ocwen receives from us a monthly base fee equal to 12% of such servicing fees collected each month. Ocwen also earns a monthly performance-based incentive fee that fluctuates based on collections and servicing advance reduction criteria with respect to the underlying mortgage loans. We believe this arrangement aligns the interests of both companies. The method used to calculate the fees that we pay to Ocwen under the Purchase Agreement with respect to the Rights to MSRs is the same as the method used to calculate the fees that we will pay to Ocwen under a subservicing agreement with respect to any mortgage servicing rights (“Subservicing Agreement”) that we subsequently acquire. As a result, the compensation to be paid to Ocwen will not vary based on whether Ocwen or we hold legal title to the underlying mortgage servicing rights.

As of the date of this filing, all of the Rights to MSRs that we have acquired (“Acquired Mortgage Servicing Rights”) are serviced by Ocwen. The assets we have purchased from Ocwen to date under the “Purchase Agreement” and related sale supplements have pertained solely to subprime and Alt-A loans and reflect the fact that the majority of the assets Ocwen owns pertain to servicing subprime and Alt-A loans. Additionally, the prepayment rate on subprime and Alt-A loans has demonstrated little correlation to interest rates in recent years which is a characteristic that we find attractive and which fits within our business strategy. We intend to continue to acquire assets pertaining to subprime and Alt-A mortgage loans that were originated prior to 2008. Given the low volume of originations of subprime and Alt-A loans since 2007, at some point in the future we may be unable to acquire sufficient similar assets which would likely cause us to return cash to shareholders in the form of increased dividends, a special dividend or share repurchases unless we are able to acquire sufficient other assets that meet our investing criteria. The effect of returning cash to our shareholders may be to reduce or eliminate our dividend which could cause us to reevaluate our long-term business strategy.

We anticipate future growth through subsequent acquisitions of mortgage servicing rights and the related servicing advances (‘Mortgage Servicing Assets”). As part of our strategy to acquire additional Mortgage Servicing Assets, we intend to purchase substantially all of the remaining mortgage servicing rights pertaining to subprime and Alt-A mortgage loans currently owned by Ocwen. As of December 31, 2012, Ocwen has rights to approximately $78.8 billion of unpaid principal balance of subprime and Alt-A mortgage loans, including those acquired in connection with Ocwen’s acquisition of Homeward Residential Servicing (“Homeward”) on December 27, 2012. We believe that Ocwen perceives that it has benefited from the transfer of Rights to MSRs to us in connection with our previous acquisition transactions. Although we cannot guarantee that future acquisition transactions will occur, we also believe that Ocwen will benefit from such transactions and therefore will continue to sell Mortgage Servicing Assets to us in this manner which will allow us to maintain or grow the unpaid principal balance of our servicing portfolio.

We intend to continue to finance the acquisitions of additional similar Mortgage Servicing Assets from Ocwen in the near term in two ways:

•

In order to remain fully invested and to offset the impact of prepayments in our serving portfolio, we expect to continue to utilize cash flow from operations in excess of our dividend to purchase mortgage servicing assets that are similar to our initial portfolio from Ocwen under substantially similar terms. We refer to such transactions as “flow transactions.” We expect flow transactions to take place at regular intervals. Certain terms of such flow transactions, including the servicing incentive fee and advance ratio targets, will vary over time through these transactions.

•

In order to increase the scale of our business we will look for opportunities to issue additional equity in the form of ordinary shares to allow us to execute larger purchases of mortgage servicing assets substantially similar to Mortgage Servicing Assets previously purchased from Ocwen under substantially similar terms. These follow-on purchases will be subject to equity market conditions and will likely require that additional advance financing capacity be arranged in advance or concurrent with each transaction in order to maintain leverage similar to our current level.

As of the date of this filing, we have made purchases of Rights to MSRs from Ocwen related to approximately $83 billion of unpaid principal balance of mortgage loans. On March 5, 2012, we used the proceeds from the IPO and the concurrent private placement with our founder to acquire from Ocwen Rights to MSRs with approximately $15.2 billion in unpaid principal balance. On May 1, 2012, we used $25.6 million in cash generated from our operations and borrowed $77.9 million under the servicing advance facility to acquire from Ocwen Rights to MSRs with approximately $2.9 billion in unpaid principal balance. On August 1, 2012, we used $20.1 million in cash generated from our operations and borrowed $56.1 million under the servicing advance facility to acquire from Ocwen Rights to MSRs with approximately $2.1 billion in unpaid principal balance. On September 13, 2012, we used $197.8 million in proceeds from our offering of 16,387,500 newly issued ordinary shares at a price to the public of $15.25 per share (the “Follow On Offering”) and borrowed $590.4 million in under the servicing advance facility to acquire from Ocwen Rights to MSRs with approximately $21.2 billion in unpaid principal balance. On September 28, 2012, we used $34.9 million of the remaining net proceeds from the Follow On Offering and borrowed $207.5 million under the servicing advance facility to acquire from Ocwen Rights to MSRs with approximately $6.7 billion in unpaid principal balance. On December 26, 2012, we used $407.2 million in proceeds from our offering of 25,300,000 newly issued ordinary shares at a price to the public of $19.00 per share and borrowed $1.462 billion under our servicing advance facility to acquire from Ocwen Rights to MSRs with approximately $34.6 billion in unpaid principal balance.

We were incorporated as an exempted company in the Cayman Islands which currently does not levy income taxes on individuals or companies. We expect to be treated as a Passive Foreign Investment Company (“PFIC”) under U.S. federal income tax laws with respect to our investing activities. Except for our subsidiaries that are engaged in management activities including the management of servicing advance receivables and are taxed as corporations for U.S. federal income tax purposes, we do not expect to be treated as engaged in a trade or business in the United States and thus do not expect to be subject to U.S. federal income taxation.

Our Business Model

Our business model is predicated on purchasing mortgage servicing rights, rights to fees and other income from servicing mortgage loans and associated servicing advances and engaging one or more high-quality residential mortgage loan servicers to service the pools of mortgage loans underlying our mortgage servicing rights. Acquiring Rights to MSRs results in the Company recording Notes Receivable—Rights to MSRs, Match funded advances and Match funded liabilities. We are entitled to collect the contractual servicing fees related to such Rights to MSRs which are typically 50 basis points annually of the unpaid principal balance of the related mortgage loans. Servicing fees collected are reduced by the portion of fees paid to Ocwen, and the retained fees are further reduced by the amortization of the Notes Receivable—Rights to MSRs to arrive at revenue or interest income from the Notes Receivable—Rights to MSRs. This source of revenue allows us to pay operating expenses and other expenses such as interest expense on the match funded liabilities, and the income that remains is expected to compensate our investors for their investment. These balances are expected to grow in the future in periods where we are acquiring additional Mortgage Servicing Assets. In periods when we are not acquiring additional Mortgage Servicing Assets, these balances would likely decrease as the underlying mortgage loans are repaid. We believe this unique strategy will result in attractive risk-adjusted returns for our shareholders that are not dependent on future asset appreciation. The key attributes of our business model are as follows:

Stable Income Stream. We expect that our interest income from the Notes Receivable—Rights to MSRs will remain stable during the period before we receive the Required Third Party Consents related to the Acquired Mortgage Servicing Rights. Interest income from the Notes Receivable—Rights to MSRs is driven primarily by the gross servicing margin percentage, or retained fee, we have negotiated with Ocwen and will be offset by periodic amortization of the Notes Receivable—Rights to MSRs which we do not believe will experience significant valuation volatility. After we receive the Required Third Party Consents and become the legal owner of any of the Acquired Mortgage Servicing Rights, we expect the servicing fees we receive and the fee expenses we incur will result in a gross servicing margin percentage which will range from 32.5 to 16.5 basis points in accordance with a pre-determined schedule set forth in the applicable subservicing supplement related to the

Acquired Mortgage Servicing Rights. Our primary costs other than fee expenses include interest expense and the amortization component of our Notes Receivable—Rights to MSRs. We hedge our liabilities against increases in interest rates and do not expect our mortgage servicing rights amortization will experience significant valuation volatility.

Stable Balance Sheet. Servicing advances are our largest asset class and comprise 86.4% of our total assets as of December 31, 2012. Servicing advances are relatively low risk assets because they represent a first priority lien against the proceeds from the underlying mortgage loans and are recoverable from loan and pool level proceeds over a relatively short period of time. Advances relating to the Acquired Mortgage Servicing Rights were 3.9% of the unpaid principal balance of the mortgage loans serviced as of December 31, 2012 resulting in significant over collateralization and low credit risk. We expect the advance ratio on the mortgage loans to which we currently hold the Rights to MSRs to continue to decline over time.

Notes Receivable—Rights to MSRs relating to subprime and Alt-A mortgage loans are our second largest asset class and comprise 8.5% of our total assets as of December 31, 2012. Notes Receivable—Rights to MSRs are valued, in part, based on the expected life of the pool of mortgage loans underlying such Mortgage Servicing Assets. Prepayment speeds relating to subprime and Alt-A mortgage loans which comprise all of our Acquired Mortgage Servicing Rights, are relatively insensitive to interest rate fluctuations as the borrowers often do not have the ability to refinance their loans due to low credit scores or high loan to value ratios.

We recorded the Notes Receivable—Rights to MSRs at acquisition cost and amortize them using the prospective interest method of accounting. Under the prospective interest method, the principal amount at the end of each reporting period is adjusted to the estimated value of its future cash flows. We intend to hold the Mortgage Servicing Assets we acquire to maturity, and therefore we do not expect earnings volatility as a result of realized gains or losses that could result from secondary market asset sales.

Cash comprises approximately 2.1% of our total assets at December 31, 2012. At December 31, 2012, $302,679 of our total maximum borrowing capacity remained unused. We maintain unused borrowing capacity for two reasons:

•	as a protection should advances increase due to increased delinquencies; and

•	to provide capacity for the acquisition of additional servicing rights.

We believe that our cash balance and unused advance financing capacity are sufficient to meet foreseeable requirements.

The value of subprime and Alt-A mortgage servicing rights has historically demonstrated a low correlation with changes in interest rates; although, prime mortgage servicing rights have historically demonstrated a negative correlation to changes in interest rates. We do not own and do not intend to own performing prime mortgage servicing rights. We do not believe that the risk of increasing prepayments in a falling interest rate environment is as great as the opportunity for decreasing prepayments in a rising interest rate environment. This is because the availability of capital to refinance existing subprime and Alt-A mortgage loans has been severely constrained. Loan-to-value ratios for existing properties have materially increased, and as a result, many borrowers lack sufficient equity to cost effectively refinance. In addition, certain loan modification programs have reduced the applicable interest rate on mortgage loans to levels equal to or below the prevailing mortgage rates available to even the most creditworthy borrowers. The result has been that, despite a significant decrease in interest rates during this time period, relatively few mortgage loans have been refinanced. We believe low prepayment speeds will persist for the foreseeable future absent a severe economic downturn that would render a large number of borrowers unable to pay their mortgages or action by the Federal government to help borrowers on non-agency mortgages refinance.

While we expect our interest income and gross servicing margin to vary based on the unpaid principal balance of the mortgage loans underlying the Acquired Mortgage Servicing Rights, we do not expect our interest income or gross servicing margin percentage to vary as a result of changes in market interest rates due, in part, to our strategy of hedging the cost of our floating rate borrowings. Changes in prepayment speeds can, however, affect the unpaid principal balance of the mortgage loans underlying the Acquired Mortgage Servicing Rights which will impact future servicing fees received. Servicing advances do not earn interest and are self-liquidating over a short period of time.

Our Economic Model

Our primary source of revenue is the servicing fees we are entitled to receive with respect to the Acquired Mortgage Servicing Assets. Servicing fees are based on the unpaid principal balance of the mortgage loans serviced pursuant to each pooling and servicing agreement and are contractually set in these agreements. For current loans, the servicing fee is typically received in the same month that the principal and interest payments are paid. Servicing fees for delinquent loans are generally received as the related loan is brought current, modified, liquidated or charged off. We believe that the risk of a servicer not ultimately receiving the contractual servicing fees for delinquent loans is remote. We also earn other income representing fees for services that we provide to Ocwen under the Ocwen Professional Services Agreement.

Our expenses consist of fee expenses, interest expense on servicing advances, mortgage servicing rights amortization expense and administrative expenses. Our fee expenses are based on the amount of principal and interest collections on the mortgage loans underlying our Mortgage Servicing Assets. Amortization expense relates to reductions in the unpaid principal balance or “UPB” due to portfolio run-off. Interest expense is based on the amount of borrowing necessary to fund servicing advances and the applicable interest rate on those borrowings. We hedge the risk of increases in interest rates on our floating rate borrowings through fixed for floating interest rate swap agreements. Administrative expenses consist of salaries, wages, payroll taxes, benefits and general administrative costs related to being a public company.

Since advances are non-interest bearing and the interest expense to finance advances is one of our largest expenses, the performance based incentive fee in our Purchase Agreement with Ocwen provides for a reduction in the incentive fee payable in any month if the advance ratio exceeds a predetermined level for that month. If the advance ratio exceeds the predetermined level in any month, the performance based incentive fee payable for such month, if any, is reduced by 4.25% or 6.5% per annum of the amount of any such excess servicing advances. If we do not receive an amount equal to the retained fee in any given month, as expressed in terms of basis points of the average unpaid principal balance of the mortgage loans serviced, a shortfall in the retained fee is created. Ocwen does not earn a performance based incentive fee for any month that there is such a shortfall, or in any subsequent month, until we have recovered the shortfall from amounts that would otherwise be available to pay future performance based incentive fees to Ocwen.

The Market Opportunity

We believe that the current dynamics of the subprime and Alt-A mortgage servicing market have created a unique opportunity where there is the potential for a significant supply of mortgage servicing rights to be sold over the next several years. These dynamics include:

•

higher borrower delinquencies and defaults experienced over the last few years and increased regulatory oversight has led to substantially higher costs for mortgage servicers and negatively impacted their profitability;

•	regulatory changes resulting from the implementation of Basel III which will impose increased regulatory capital costs on depository institutions for owning mortgage servicing rights; and

•	our belief that subprime and Alt-A mortgage servicing has become less attractive to many mortgage servicers due to increasingly negative publicity and heightened government and regulatory scrutiny.

We believe that our business model is currently optimized to allow us to be highly competitive in the acquisition of Mortgage Servicing Assets for subprime and Alt-A mortgage loans from Ocwen due to our ability to access reliable and cost effective sources of advance financing, concentration of ownership of similar assets and cost structure. With the close of the Homeward transaction in December 2012, Ocwen currently has servicing rights related to $78.8 billion of unpaid principal balance for subprime and Alt-A mortgage loans and will acquire another $62.9 billion of similar assets in connection with its announced acquisition of mortgage servicing rights from ResCap. Should Ocwen’s cost of borrowing decline, we still believe that future transactions between HLSS and Ocwen will be beneficial to both companies.

We remain open to purchasing assets from third parties, such as banks, other financial institutions and independent mortgage servicers other than Ocwen, and our ability to capitalize on such opportunities could require us to develop operating capabilities to manage other servicers. We believe that any such acquisition of mortgage servicing rights from a seller other than Ocwen would also require engaging a high quality servicer which may include the seller, to service the underlying mortgage loans. We may also seek to acquire other assets with characteristics similar to the Acquired Mortgage Servicing Rights including stable net asset value, low credit risk and attractive yield.

Competitive Strengths

We believe we are well positioned to execute our business strategy based on the following competitive strengths:

Experienced Management Team with Extensive Knowledge of the Mortgage Servicing Industry. We have an executive management team with extensive experience in the mortgage servicing industry. This experience includes evaluating and acquiring mortgage servicing rights, performing asset valuation analysis and financing mortgage servicing businesses through a variety of economic cycles. Key members of our executive management team also have experience in managing a public company in the mortgage servicing industry.

Focus on subprime and Alt-A mortgage loans. Since the Mortgage Servicing Assets that we have acquired pertain to subprime and Alt-A loans, our asset mix is heavily weighted toward mortgage servicing advances which are the first amounts to be repaid from the collection of the underlying mortgage loans and, therefore, have relatively low valuation risk. The mortgage servicing rights component of our assets has a stable valuation history under our ownership because prepayment speeds for subprime and Alt-A loans do not correlate to interest rates. We believe that our concentration in subprime and Alt-A related assets could result in a lower cost of capital than for competitors that own a mix of assets that includes mortgage servicing rights for prime loans where prepayment speeds correlate to interest rates.

Asset Acquisition and Evaluation Expertise. We believe that our asset acquisition evaluation process which includes using proprietary historical data to project the performance of mortgage loans, and our executive management team’s experience and judgment in identifying, assessing, valuing and acquiring new Mortgage Servicing Assets enables us to accurately price assets.

Relationship with Ocwen. We intend to continue to capitalize on the servicing capabilities of Ocwen which we view as superior relative to other servicers in terms of cost, management experience, market penetration, financial stability, technology infrastructure and platform scalability. Ocwen will continue to service the mortgage loans underlying the Acquired Purchased Assets during the period of time prior to the transfer of legal ownership to us of the Acquired Mortgage Servicing Rights. Thereafter, we will engage Ocwen to service on our behalf the mortgage loans underlying our Mortgage Servicing Assets and any additional Mortgage Servicing Assets that we may acquire from them in the future provided that the performance criteria specified in the Subservicing Agreement are met. We may also engage Ocwen to service mortgage loans underlying any mortgage servicing assets that we acquire from other third parties in the future, or we may retain other servicers to service such mortgage servicing rights.

Description of Purchase Agreement

We have entered into the Purchase Agreement with Ocwen pursuant to which we may agree to purchase mortgage servicing rights, associated servicing advances and other related assets from Ocwen from time to time. The specific terms of any acquisition of mortgage servicing rights, associated servicing advances and related assets, are (and may be in the future) documented pursuant to separate sale supplements to the Purchase Agreement.

While Ocwen retains ownership of any of the Acquired Mortgage Servicing Rights, we will pay to it an amount equivalent to the monthly base fee and monthly performance based incentive fee that would have been payable to Ocwen under the Subservicing Agreement if the mortgage loans underlying such Acquired Mortgage Servicing Rights were being serviced by Ocwen pursuant to the Subservicing Agreement and the related subservicing supplements for a six year period after the closing of each acquisition of mortgage servicing rights.

The Purchase Agreement includes various warranties, representations and indemnifications that are triggered should Ocwen fail to perform its duties as servicer.

Description of Subservicing Agreement

We have entered into the Subservicing Agreement with Ocwen pursuant to which we may engage Ocwen to act as the subservicer of pools of residential mortgage loans underlying the mortgage servicing rights that we acquire. The specific terms of the subservicing arrangement with respect to each pool of mortgage loans, including the mortgage loans underlying the Acquired Mortgage Servicing Rights purchased by us pursuant to the Purchase Agreement, are (and may be in the future) documented pursuant to separate subservicing supplements to the Subservicing Agreement having a six year term.

We have entered into separate subservicing supplements to the Subservicing Agreement with Ocwen pursuant to which Ocwen has agreed to act as subservicer of the mortgage loans underlying the Acquired Mortgage Servicing Rights on the terms described below effective upon the transfer of the Acquired Mortgage Servicing Rights to us.

We pay Ocwen a monthly base fee pursuant to the subservicing supplement relating to the Acquired Mortgage Servicing Rights transferred to us pursuant to the Purchase Agreement equal to 12% of the servicing fees collected in any given month. The monthly base fee payable to Ocwen is expressed as a percentage of the servicing fees actually collected in any given month which varies from month to month based on the level of collections of principal and interest for the mortgage loans serviced. In addition to the monthly base fee, the subservicing supplements relating to the Acquired Mortgage Servicing Rights allow Ocwen to retain any ancillary income (such as investment income earned on any custodial accounts) payable to the servicer pursuant to the related pooling and servicing agreements.

Ocwen may also receive a performance based incentive fee to the extent the servicing fee revenue that the servicer collects for any given month exceeds the sum of the monthly base fee and the retained fee.

The performance based incentive fee payable in any month is reduced if the advance ratio exceeds a predetermined level for that month. If the advance ratio is exceeded in any month, any performance based incentive fee payable for such month will be reduced by 4.25% or 6.5% per annum of the amount of any such excess servicing advances.

Description of Servicing Advance Facility Agreements and the Advance Financing Facility

As part of our Initial Acquisition, we entered into Servicing Advance Facility Agreements among us, Barclays Bank PLC and Ocwen, the other parties to the existing advance financing facility and the holders of the notes issued pursuant to that facility. Pursuant to the Servicing Advance Facility Agreements, we assumed the rights and obligations of Ocwen, as administrator, and as seller and servicer, relating to the current advance financing facility, and released Ocwen from its respective obligations under such facility.

Pursuant to a receivables sale agreement, Ocwen sells servicing advances arising under the pooling and servicing agreements related to the Acquired Mortgage Servicing Rights to HLSS Servicer Advance Facility Transferor, LLC (“Transferor”). The Transferor is our wholly owned subsidiary which owns 100% of HLSS Servicer Advance Receivables Trust (“Trust”) which is the entity that owns our Match funded advances and assumes related Match funded liabilities. We are required to purchase servicing advances subsequently made by Ocwen in accordance with the terms of the pooling and servicing agreements related to the Acquired Mortgage Servicing Rights, for which legal ownership has not been transferred to us, and Ocwen’s advance and stop advance policies. These servicing advances are sold and/or contributed by us to Transferor pursuant to an assumed receivables sale agreement. The Transferor, concurrently with its purchase under the receivables sale agreement, has sold and will continue to sell such servicing advances to the Trust. To finance the acquisition of servicing advances, the Trust has issued limited recourse notes that are secured by the assets of the Trust, including, among other things, the servicing advances owned by the Trust and a general reserve account.

On September 13, 2012, in connection with the acquisition of additional Mortgage Servicing Assets, we amended and restated the Servicing Advance Facility Agreements to add Wells Fargo Securities LLC in addition to Barclays Bank Plc and created a master trust that can issue multiple series of notes with varying maturity dates and credit ratings including 2a-7 money market eligible notes and medium term notes. Additionally, the amended Servicing Advance Facility Agreements allow for deferred servicing fees to be included in the borrowing base for pooling and servicing agreements that meet certain conditions.

On October 17, 2012, we completed the issuance of $250.0 million of one-year and $450.0 million of three-year term notes secured by servicing advance receivables at a weighted average interest spread over LIBOR of 1.55%. The proceeds were used to repay $600.0 million in Class A through D term notes and to reduce borrowings on our Class A through D variable funding notes with a weighted average interest spread of 2.93%.

On December 26, 2012, in connection with the acquisition of additional Mortgage Servicing Assets from the proceeds of our second follow-on equity offering, Wells Fargo Securities, LLC and Credit Suisse AG, New York Branch committed to financing $800.0 million each in the form of variable-funding notes issued by HLSS Servicer Advance Receivables Trust. We secured this financing in connection with our second follow-on offering purchase.

As of December 31, 2012 the aggregate outstanding principal balance of all our debt was approximately $2.7 billion.

On January 22, 2013, we completed the issuance of $650.0 million of one-year, $350.0 million of three-year and $150.0 million of five-year term notes secured by servicing advance receivables at a weighted average interest spread over LIBOR of 0.94%. The proceeds were used to reduce borrowings on our variable funding notes with a weighted average interest rate of one-month LIBOR plus 2.32%.

Description of Ocwen Professional Services Agreement

We have entered into the Ocwen Professional Services Agreement with Ocwen with respect to the provision by us of certain services to Ocwen and the provision by Ocwen of certain services to us, in each case at prices intended to reflect market rates. Services provided by us pursuant to the Ocwen Professional Services Agreement include valuation and analysis of mortgage servicing rights, servicer advance financing management, treasury management, legal services and other similar services. We may engage third party contractors at reasonable cost to provide any of the services.

Services provided by Ocwen pursuant to the Ocwen Professional Services Agreement include legal, licensing and regulatory compliance support services, risk management services and other similar services. The Ocwen Professional Services Agreement has an initial term of six years. The agreement is subject to termination by either party upon the occurrence of certain events including failure to make timely payments, meet performance standards outlined in the agreement or if either party becomes insolvent. The fees we charge Ocwen and the fees Ocwen charges us are based on the actual costs incurred by the party providing the service plus an additional markup of 15%. Ocwen may engage third party contractors at reasonable cost to provide any of the services.

Description of Altisource Administrative Services Agreement

We have entered into the Altisource Administrative Services Agreement with respect to the provision by Altisource Portfolio Solutions, S.A. “Altisource” of certain administrative services to us at prices intended to reflect market rates. Services provided to us pursuant to the Altisource Administrative Services Agreement include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The Altisource Administrative Services Agreement is effective for an initial term of six years, subject to extension for an additional six years, and is subject to termination by either party upon the occurrence of certain events. We compensate Altisource based on the actual cost to Altisource of providing services plus an additional markup of 15% including any taxes payable as a result of the performance of services. Altisource may engage third party contractors at reasonable cost to provide any of the services.

Competition

Our success depends, in large part, on our ability to acquire Mortgage Servicing Assets on terms consistent with our business and economic model. In acquiring these assets, we expect to compete with independent mortgage loan servicers, mortgage REITs, private equity firms, hedge funds and other large financial services companies. Many of our anticipated competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments which could lead them to offer higher prices for assets that we might be interested in acquiring and cause us to lose bids for those assets. In addition, other potential purchasers of mortgage servicing rights may be more attractive to sellers of mortgage servicing rights if the sellers believe that these potential purchasers could obtain any necessary third party approvals and consents more easily than us. Thus, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

Regulation

State and Federal Consumer Protection Regulation

We will become subject to regulation by state agencies in ten states that require the owners of mortgage servicing rights to obtain a license if and when the Acquired Mortgage Servicing Rights are transferred to us. We will become subject to audits and examinations conducted by these states. From time to time, we may receive requests from state and other agencies for records, documents and information regarding our policies, procedures and practices.

Because we do not plan to service loans, we intend to rely on the servicers we engage to comply with extensive regulation by federal, state and local governmental authorities including the Federal Trade Commission (“FTC”) and the SEC. Servicers are also subject to regulation by the state agencies that license servicing and collection activities in a number of states. Servicers are subject to audits and examinations conducted by these states. Beginning in July 2011, non-bank servicers became subject to supervision, examination and enforcement by the Consumer Financial Protection Bureau (“CFPB”), a new federal entity responsible for administering and enforcing the laws and regulations for consumer financial products and services, such as residential mortgage loans. We expect that servicers will incur significant ongoing costs to comply with new and existing laws and governmental regulation of the residential mortgage servicing business.

A failure to comply with applicable federal, state and local consumer protection laws can lead to:

•	civil and criminal liability;

•	loss of our licenses and approvals to own mortgage servicing rights;

•	damage to our reputation in the industry;

•	inability to raise capital;

•	administrative fines and penalties and litigation, including class action lawsuits; and

•	governmental investigations and enforcement actions.

Employees

We have fourteen employees, including four executive officers.

Section 107 of the JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”). Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage on an extended transaction period for complying with new or revised accounting standards. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for nonemerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website at www.hlss.com as soon as such material is electronically filed with or furnished to the SEC. The public may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, including HLSS that file electronically with the SEC at www.sec.gov. We have also posted on our website, and available in print upon request, the charters for our Audit Committee, Compensation Committee and Governance Committee, our Governance Guidelines and our Code of Ethics and Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and NASDAQ Global Select Market, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Ethics or waiver thereto applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

ITEM 1A RISK FACTORS

An investment in our ordinary shares involves significant risks. We describe below the principal risks and uncertainties that we believe affect us or could affect us in the future. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also negatively affect our business operations. You should carefully read and consider the risks and uncertainties described below, together with all of the other information included in this prospectus, before you decide to invest in our ordinary shares. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, our ability to pay dividends in the future may be adversely affected, the value of our ordinary shares could significantly decline and you could lose all or part of your investment.

Risks Related to Our Business and Industry

Because we are a newly formed company, the historical financial and operating data presented in this filing may not be representative of our future results.

We are a new company and have limited historical operating results. In preparing our business and economic model, we made a number of assumptions about future revenues, expenses, assets and liabilities relating to the Acquired Mortgage Servicing Rights. We based these assumptions, in part, on the historical financial and operating data relating to the Acquired Mortgage Servicing Rights while they were owned by Ocwen which may not be indicative of the results we will be able to achieve in the future. Historical financial performance should not be considered a reliable indicator of future performance.

We may not be able to obtain the Required Third Party Consents necessary to transfer legal ownership of any acquired mortgage servicing rights to us.

Generally, most pooling and servicing agreements require the consent of various parties, including the rating agencies, the trustees of the related securitization trusts, the sponsors of the securitization transactions, any master servicer or any bond insurers or other credit enhancers insuring the mortgage-backed securities issued by the securitization trusts, prior to the transfer of legal ownership of the related mortgage servicing rights. In connection with our Initial Acquisition some but not all of the rating agencies indicated that they would issue a statement that the transfer to us of legal ownership of the mortgage servicing rights purchased would not result in a downgrade to the rating of the related mortgage-backed securities. Additionally, we have not received all of the other Required Third Party Consents in connection with mortgage servicing rights purchased by us. Until we receive the Required Third Party Consents and legal ownership of the mortgage servicing rights is transferred to us, we are subject to increased risks as a result of Ocwen continuing to own the mortgage servicing rights, including the risks relating to the potential of Ocwen filing for bankruptcy or being terminated as servicer. There is no assurance that we will receive the Required Third Party Consents required for the Company to become the named servicer in the future.

We may not be able to pay dividends on our ordinary shares.

We intend to declare and pay regular cash dividends on our ordinary shares. We intend to distribute at least 90% of our net income over time to our shareholders on a monthly basis, although we are not required by law to do so.

Our Board of Directors has the right to rescind any declared, but unpaid dividends at any time prior to the applicable dividend payment date.

While we intend to continue to pay monthly dividends at the current rate, we may not be able to do so in the future. Our dividend policy is subject to the discretion of our Board of Directors and will depend, among other things, on cash available for distributions, general economic and business conditions, our strategic plans and prospects, our financial results and condition, contractual, legal and regulatory restrictions on the declaration and payment of dividends by us and such other factors as our Board of Directors considers to be relevant.

We are highly dependent upon our senior management team.

Our business model and the execution of our business strategy are highly dependent upon the members of our senior management team. The loss of the services of any of our senior executives or key employees could delay or prevent us from executing our business strategy and could significantly and negatively affect our business.

Our senior management team will also devote a portion of its time to performing certain functions for Ocwen pursuant to the Ocwen Professional Services Agreement. This will detract from the amount of time these executives have available to focus on our business.

In the future, we may need to hire additional personnel to meet the demands of our business and the number of available, qualified personnel in the mortgage servicing industry may be limited, and the lack of qualified personnel may delay our ability to execute our business model as planned.

Future economic slowdowns and/or deterioration of the housing market could increase delinquencies and defaults on the mortgage loans underlying the mortgage servicing rights we acquire which would negatively affect our operating results.

The residential mortgage market in the United States has experienced a variety of difficulties as economic conditions have been challenging and housing prices in many parts of the United States have declined. Any new or increased economic challenges or further declines in home prices could result in increased delinquencies or defaults on the mortgage loans underlying the mortgage servicing rights we acquire.

During any period in which the borrower is not making payments on a mortgage loan, the servicer is generally required to advance its funds to meet contractual principal and interest remittance requirements for the securitization trust that owns the mortgage loans, pay property taxes and insurance premiums, process foreclosures and maintain, repair and market foreclosed real estate properties.

If the economy slows and/or the housing market deteriorates further, our operating results would be adversely affected in the following ways:

Interest Income and Servicing fee revenue. Because we will recognize interest income and, if and when legal title to any mortgage servicing right is transferred to us, servicing fee revenue as principal and interest payments are collected from the borrowers on the mortgage loans underlying our Mortgage Servicing Assets and as delinquent loans are resolved, an increase in delinquencies would reduce the interest income and servicing fee revenue that we recognize.

Expenses. If the ratio of advances to the unpaid principal balance of our portfolio increases beyond a certain point, the increase in interest expense could exceed the reduction in our incentive fee paid to Ocwen, thus resulting in a reduction to our profitability.

Valuation of Mortgage Servicing Assets. Defaults on mortgage loans will decrease the value of the associated notes receivable and Mortgage Servicing Assets. In addition, future default rates that exceed current estimates may result in higher amortization and a reduction in the value of our Mortgage Servicing Assets such that interest income or servicing fee revenue may decline and amortization and interest expense may increase.

A significant increase in prepayment speeds would reduce the unpaid principal balance of the mortgage loans underlying our Mortgage Servicing Assets and could adversely affect our operating results.

Prepayment speeds significantly affect our business. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. Prepayment speeds which are presently driven primarily by involuntary liquidations of subprime and Alt-A mortgage loans, have a significant impact on our servicing fees, our expenses and the valuation of our Mortgage Servicing Assets as follows:

Servicing Fees. If prepayment speeds increase, our servicing fees will decline more rapidly than estimated because of the greater than expected decrease in the unpaid principal balance of the mortgage loans on which servicing fees are based.

Expenses. An increase in prepayment speeds will lead to increased UPB runoff and thus increased amortization expense.

Valuation of Mortgage Servicing Assets. We base the price we pay for Mortgage Servicing Assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the fair value of our Mortgage Servicing Assets could decline faster than expected which would have a negative impact on our operating results.

If we are unable to maintain the unpaid principal balance of the mortgage loans underlying our Mortgage Servicing Assets at an adequate level through the acquisition of additional Mortgage Servicing Assets or acquire other assets with similar characteristics, we would likely reevaluate our long-term business strategy. One possible outcome would be to sell our remaining Mortgage Servicing Assets and use the proceeds to pay a liquidating distribution to our shareholders. In any such event, our shareholders may not be able to recover the full value of their investment in our ordinary shares.

We may not be able to successfully compete for the acquisition of mortgage servicing rights which could adversely affect our business.

Our success depends, in large part, on our ability to acquire additional mortgage servicing rights on terms consistent with our business and economic model. We expect to compete with independent mortgage loan servicers, REITs, private equity firms, hedge funds and other large financial services companies in acquiring additional mortgage servicing rights. Many of our anticipated competitors are significantly larger than we are, have access to greater capital and other resources, are capable of financing servicing advances at a lower interest rate and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments which could lead them to offer higher prices to Ocwen and other servicers than we would be willing to pay for these assets. If we are unable to compete for new assets and the unpaid principal balance of or mortgage portfolio declines over time, this may cause our administrative expense to increase relative to our equity base.

Our assumptions in determining the purchase price for Mortgage Servicing Assets may be inaccurate or the basis for such assumptions may change which could adversely affect our results of operations.

To the extent that we purchase Mortgage Servicing Assets in the future, our success will be highly dependent upon accurate pricing of such Mortgage Servicing Assets. In determining the purchase price for Mortgage Servicing Assets, we will make assumptions regarding the following:

•	the rates of prepayment and repayment of the underlying mortgage loans;

•	amount of future servicing advances;

•	projected rates of delinquencies and defaults;

•	future interest rates; and

•	the costs associated with engaging subservicers to service the loans.

If any of our assumptions regarding the Mortgage Servicing Assets that we acquire are inaccurate or the basis for such assumptions change, the price we pay to acquire Mortgage Servicing Assets may prove to be too high. This could result in lower than expected profitability or a loss. We do not intend to obtain an opinion from an independent valuation firm of the fairness from a financial point of view of the price of any future acquisitions.

We do not intend to operate a mortgage servicing platform and will need to engage subservicers to service the mortgage loans underlying any mortgage servicing rights we ultimately acquire. We may not be able to engage subservicers on terms that are favorable to us or at all.

We do not intend to operate a mortgage servicing platform. Our success will depend on our ability to enter into subservicing agreements with high-quality mortgage servicers, like Ocwen, to service the mortgage loans underlying any mortgage servicing rights we ultimately acquire.

The terms of any subservicing agreement will be negotiated with the subservicer prior to the acquisition of the related mortgage servicing rights. It is unlikely that the term of any subservicing agreement we enter into will match the life of any mortgage servicing rights that we ultimately acquire and therefore will need to be renewed. As a result, the terms of any new subservicing agreement or renewal will depend on the economic environment and the costs of providing subservicing at that time. In addition, the terms of any future subservicing agreements, including those we enter into with Ocwen, may not be similar to the terms of the Subservicing Agreement.

We may be unable to obtain sufficient servicer advance financing necessary to meet the financing requirements of our business which could adversely affect our liquidity position and results in a loss of servicing rights.

If delinquencies increase with respect to the mortgage loans underlying our Mortgage Servicing Assets, we will require more funding than we currently expect which may not be available to us on favorable terms or at all. We currently meet our servicing advance financing requirements through the servicing advance facility. Under normal market conditions, mortgage servicers typically have been able to renew or refinance liquidity facilities for mortgage servicing rights. However, during the economic crisis that began in 2007, there were periods of time when some mortgage servicers were unable to renew these facilities. Borrowing conditions have improved since that time; however, market conditions at the time of any renewal or refinancing may not enable us to renew or refinance our advance financing facilities or obtain additional facilities on favorable terms or at all. Ocwen will not have any obligation to us to fund any servicing advances that we are required to purchase or fund. Our inability to obtain adequate financing to fund servicing advances would result in the termination of our mortgage servicing rights under the applicable pooling and servicing agreements or the loss of our Rights to MSRs pursuant to the Purchase Agreement, as applicable. If, for this reason, our mortgage servicing rights or Rights to MSRs are terminated or lost, as applicable, we will bear the full economic impact of this termination or loss without the right to seek indemnification from Ocwen.

If our assumptions regarding subprime and Alt-A borrower refinancing options prove incorrect, or if the Federal government implements policies that help non-agency borrowers refinance, the unpaid principal balance underlying our Mortgage Servicing Assets could decline faster than expected which would adversely affect our operating results.

In preparing our business and economic model, we made a number of assumptions about future servicing fees, expenses, assets and liabilities relating to our Mortgage Servicing Assets. These assumptions were based on our view that subprime and Alt-A borrowers would have limited refinancing options. Refinancings, also known as voluntary prepayments, are a small component of total prepayments with involuntary prepayments and liquidations being the larger component. If subprime and Alt-A borrowers were able to refinance their mortgage loans at a faster rate than expected and had a financial incentive to do so, prepayment speeds could increase, resulting in a faster amortization of the aggregate unpaid principal balance of the underlying mortgage loans, adversely affecting our operating results.

Our hedging strategies may not be successful in mitigating the risks associated with changes in interest rates.

Although we have executed a hedging strategy aimed at neutralizing our net exposure to interest rate increases on our floating rate match funded liabilities and intend to continue to do so, no hedging strategy can completely protect us. Any significant change in interest rates could result in a significant margin call which would require us to provide the counterparty with additional cash collateral. Any such margin call, or any decline in interest rates that results in the diminution in value of our hedges, could harm our liquidity, profitability, financial condition and business prospects.

If Ocwen or we are named in legal proceedings involving mortgage servicers, our financial results could be adversely affected.

Ocwen has informed us that it has received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (the “FTC”), requesting documents and information concerning various loan servicing activities. Recently Ocwen was informed that this CID had been referred to the Consumer Financial Protection Bureau, a new federal entity responsible for administering and enforcing the laws and regulations for consumer financial products and services, such as residential mortgage loans. In addition, a coalition of state attorneys general is conducting an industry-wide investigation into certain acts and practices concerning the mortgage foreclosure process, and Ocwen has received a request from the Multi-State Mortgage Committee of the Conference of State Bank Supervisors (“MMC”) to provide information and data relating to its loan servicing portfolio, including loan count and volume data, loan modifications, fees assessed, delinquencies, short sales, loan-to-value data and rating agency reports. The MMC also requested that Ocwen indicate its position on the servicing standards and consumer relief provisions contained in the National Mortgage Settlement recently executed by five large bank servicers. The FTC, the CFPB and such attorneys general have not taken any action against Ocwen, but it is possible that Ocwen could receive notifications of alleged wrongdoing or be named as a defendant with respect to these matters or other litigation and regulatory matters.

We could be added as a defendant or investigated in any of these matters. If lawsuits are brought against Ocwen regarding its servicing practices relating to our mortgage servicing rights we also may be added as a defendant in the future. Defending ourselves against lawsuits or adverse legal judgments against us may require that we pay significant legal fees, settlement costs, damages, penalties or other charges, or undertake remedial actions pursuant to administrative orders or court-issued injunctions, any of which could adversely affect our financial results.

We are dependent on Ocwen to act as a servicer with respect to the mortgage loans underlying the Acquired Mortgage Servicing Rights.

We are dependent on Ocwen to service the mortgage loans underlying the Acquired Mortgage Servicing Rights until such time, if at all, as legal ownership of the Acquired Mortgage Servicing Rights are transferred to us. A failure of Ocwen to perform its servicing obligations under a related pooling and servicing agreement could result in the termination of Ocwen as servicer. If this occurs, we will only have recourse against Ocwen, and if Ocwen is unable to make any applicable indemnification payments owed to us, we could lose the entire value of the related Rights to MSRs.

Failure by Ocwen to comply with applicable laws and regulations may adversely affect our business.

The failure of Ocwen to comply with these laws and regulations in connection with servicing mortgage loans underlying our mortgage servicing rights could possibly lead to civil and criminal liability, loss of licensing, damage to our reputation, fines and penalties, and litigation including class action lawsuits or administrative enforcement actions.

Failure by Ocwen to ensure that servicing advances comply with the terms of the pooling and servicing agreements may have a material adverse effect on our operating results.

Servicing advances that are improperly made may not be eligible for financing under an advance financing facility and may not be reimbursable by the related securitization trust or other owner of the mortgage loan which would reduce our liquidity and may cause us to suffer a loss.

If we have to replace Ocwen, we may not be able to find a suitable replacement at similar terms, and there could be degradation in servicing results which could adversely affect our financial results.

If for any reason Ocwen is no longer able to act as subservicer for us with respect to mortgage servicing rights that we have acquired, or if we decide to require Ocwen to transfer their mortgage servicing rights to a successor servicer after the occurrence of an event of default under the Purchase Agreement, we will need to find a replacement subservicer. Although there are other entities that may be willing to act as subservicer for us, they may not be of the same quality as Ocwen, or they may not be willing to act on the same economic terms as Ocwen. Even if we retain an entity of equal quality and on the same economic terms, there is typically a temporary degradation in the quality of servicing when the servicing of a mortgage loan is transitioned from one subservicer to another. As a result, if we have to replace Ocwen, our operating results could be adversely affected.

If Ocwen fails to adequately perform its loss mitigation obligations, we could be required to make additional servicing advances, and the time period for collecting servicing advances may extend, adversely affecting our liquidity and earnings.

Ocwen and any future subservicers that we engage will be required to service the mortgage loans in accordance with specified standards and employ loss mitigation techniques to reduce the probability that borrowers will default on their loans and to minimize losses when defaults occur. These loss mitigation techniques may include the modification of mortgage loan rates, principal balances and maturities. If Ocwen or future subservicers fail to adequately perform their loss mitigation obligations under these agreements, we could be required to purchase or fund servicing advances in excess of those that we might otherwise have had to purchase or fund, and the time period for collecting servicing advances may extend. Any increase in servicing advances or material increase in the time to resolution of a defaulted loan could result in increased financing costs to us and adversely affect our liquidity and net income.

A downgrade in Ocwen’s servicer rating could have an adverse effect on our financial condition or results of operations.

Moody’s, Standard & Poor’s and Fitch rate many mortgage servicers, including Ocwen. These ratings are subject to change in the future without notice. Servicer ratings are important to our ability to finance servicing advances. In addition, some pooling and servicing agreements may also require that the servicer or subservicer maintain specified servicer ratings. The failure to maintain the specified rating may cause the termination of the servicer under such pooling and servicing agreements. Any such downgrade could have an adverse effect on our business, financing activities, financial condition or results of operations.

If we are required to register under the Investment Company Act, our ability to conduct our business could be materially adversely affected, and you could suffer losses.

We are not registered, and do not intend to register, as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). We intend to conduct our operations directly and through wholly or majority-owned operating subsidiaries so that we and each of our subsidiaries is not an investment company under the Investment Company Act. We believe that neither we nor our operating subsidiaries will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating subsidiaries will engage primarily, or hold ourselves or our operating subsidiaries out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, we, through our operating subsidiaries, are primarily engaged in the non-investment company business of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgage servicing rights, Rights to MSRs and associated servicing advances and engaging and managing one or more high-quality residential mortgage loan servicers to service the pools of mortgage loans underlying the mortgage servicing rights. We have structured the special purpose entities that we establish in connection with match funded advance financing facilities to rely on the investment company exemption provided to certain structured financing vehicles by Rule 3a-7 promulgated pursuant to the Investment Company Act.

If, however, we or any of our subsidiaries are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements, and our activities may be restricted, among other things which would materially adversely affect our business, financial condition and results of operations and our ability to pay dividends. For example, because affiliate transactions are generally prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, and we may be required to terminate the Purchase Agreement, the Subservicing Agreement, the Ocwen Professional Servicing Agreement, the Altisource Administrative Services Agreement and any other agreements with affiliates and forgo opportunities to purchase additional Rights to MSRs from Ocwen as currently contemplated. If we or one of our subsidiaries were deemed to be an investment company, we may seek to modify our agreements with Ocwen to achieve relief but Ocwen may not agree, and this strategy may not be successful. We may also seek exemptive relief from the SEC which could impose significant costs on our business. If we or any of our subsidiaries were required to register as an investment company but failed to do so, the unregistered entity would be prohibited from engaging in business and criminal and civil actions could be brought against such unregistered entity. In addition, the contracts of such unregistered entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of such unregistered entity and liquidate the unregistered entity which could lead to losses to our shareholders.

We could have conflicts of interest with Ocwen, and our officers and directors also could have conflicts of interest due to their relationships with us and Ocwen that could be resolved in a manner adverse to us.

We have entered into various agreements with subsidiaries of Ocwen, and we intend to enter into further agreements with Ocwen or its subsidiaries in the future. Certain of our executive officers and directors may have conflicts of interest with respect to such agreements and other matters due to their past and/or current relationships with Ocwen.

William C. Erbey, the Chairman of our Board of Directors, is the Chairman of the Board of Directors of Ocwen and is the beneficial owner of approximately 13.1% of Ocwen’s common stock as of December 31, 2012. Richard Delgado, who is our Treasurer, owns 12,291 shares of Ocwen common stock. In addition, in connection with their resignation from their positions at Ocwen at the time of the closing of our IPO, the Ocwen Board of Directors extended the post-termination exercise period of options to purchase 625,000 shares of Ocwen common stock held by Mr. Van Vlack, of which 460,000 shares are unexercised, 30,098 shares of Ocwen common stock held by Mr. Delgado and 20,000 shares of Ocwen common stock held by Michael J. McElroy, who is our General Counsel, so that the options may be exercised during the original term of the option, subject to any existing vesting schedules of those options. The options would otherwise have expired following the date of such officers’ resignation from Ocwen. This ownership of Ocwen common stock and options to purchase Ocwen common stock could create or appear to create potential conflicts of interest when our Board of Directors or our executive officers are faced with decisions that involve Ocwen.

We will seek to manage these potential conflicts through oversight by the independent members of our Board of Directors. Such measures may not be effective, and we may not be able to resolve all conflicts with Ocwen. In addition, the resolution of any such conflicts may be less favorable to us than if we were dealing with an unaffiliated third party.

We could have conflicts with Altisource that could be resolved in a manner adverse to us.

We have entered into an administrative services agreement with Altisource and lease office space in the United States from Altisource. Certain of our executive officers and directors may be subject to conflicts of interest with respect to such agreements and other matters due to their past and/or current relationships with Altisource.

William C. Erbey, the Chairman of our Board of Directors, is the Chairman of the Board of Directors of Altisource and is the beneficial owner of approximately 23% of Altisource’s common stock as of December 31, 2012.

We may not be able to obtain the Required Third Party Consents necessary to transfer legal ownership of any acquired mortgage servicing rights to us.

Until we receive the Required Third Party Consents and legal ownership of the mortgage servicing rights is transferred to us, we are subject to increased risks as a result of Ocwen continuing to own the mortgage servicing rights, including the risks relating to the potential of Ocwen filing for bankruptcy or being terminated as servicer. See below under “—A bankruptcy of Ocwen could adversely affect our business.” Although we are pursuing, and will continue to pursue, the Required Third Party Consents, we may not be able to obtain all the Required Third Party Consents in a timely manner or at all.

A bankruptcy of Ocwen could adversely affect our business.

If Ocwen becomes subject to a bankruptcy proceeding, our business could be materially adversely affected, and you could suffer losses.

The validity or priority of our security interest in the Acquired Mortgage Servicing Rights could be challenged in a bankruptcy proceeding of Ocwen, and the Purchase Agreement could be rejected in such proceeding. Ocwen’s obligations under the Purchase Agreement with respect to the Rights to MSRs is secured by a security interest in the related Acquired Mortgage Servicing Rights and the proceeds of the related Acquired Mortgage Servicing Rights. We have undertaken all requirements under applicable law to properly create and perfect such a security interest with respect to the Rights to MSRs that we have purchased to date, including pledging the collateral in the Purchase Agreement and filing financing statements in appropriate jurisdictions and will undertake to properly create and perfect security interests in any additional Rights to MSRs that we may purchase from Ocwen in the future. Nonetheless, our security interest may be ruled unenforceable or ineffective by a bankruptcy court. If Ocwen were to file, or to become the subject of, a bankruptcy proceeding under the United States Bankruptcy Code or similar state insolvency laws, during the period of time prior to the transfer of the Acquired Mortgage Servicing Rights to us, Ocwen (as debtor-in-possession in the bankruptcy proceeding) or the bankruptcy trustee could reject the Purchase Agreement and attempt to stop payments to us of the servicing or other related fees with respect to the Rights to MSRs and terminate our right to acquire those Acquired Mortgage Servicing Rights that we have not already acquired. In the event the security interest is declared unenforceable or ineffective, we would be subject to the risk that our claim for any damages from the rejection of the Purchase Agreement or the failure to pay us the servicing or other related fees with respect to the Rights to MSRs would be treated as a general unsecured claim for purposes of distributions from Ocwen’s bankruptcy estate. In addition, even if the security interest is found to be valid and enforceable, if a bankruptcy court determines that the value of the collateral exceeds the underlying obligation to us, then Ocwen (as debtor-in-possession in the bankruptcy proceeding) or the bankruptcy trustee would have the power (with the approval of the bankruptcy court) to modify the terms of the payment obligations to us, to substitute collateral securing the security interest or to reduce the collateral securing the security interest to a lesser amount deemed “adequate” to secure payment of our claim.

Payments made by Ocwen to us could be avoided by a court under federal or state preference laws. If Ocwen were to file, or to become the subject of, a bankruptcy proceeding under the United States Bankruptcy Code or similar state insolvency laws, and our security interest is declared unenforceable or ineffective, payments previously made by Ocwen to us pursuant to the Purchase Agreement may be recoverable on behalf of the bankruptcy estate as preferential transfers. A payment could constitute a preferential transfer if a court were to find that the payment was a transfer of an interest of property of Ocwen that:

•	was made to or for the benefit of a creditor;

•	was for or on account of an antecedent debt owed by Ocwen before that transfer was made;

•	was made while Ocwen was insolvent (a company is presumed to have been insolvent on and during the 90 days preceding the date the company’s bankruptcy petition was filed);

•	was made on or within 90 days (or if we are determined to be a statutory insider, on or within one year) before Ocwen’s bankruptcy filing; and

•	permitted us to receive more than we would have received in a Chapter 7 liquidation case under applicable bankruptcy laws.

If the court were to determine that any payments were avoidable as preferential transfers, we would be required to return such payments to Ocwen’s bankruptcy estate.

A sale of Mortgage Servicing Assets or other assets could be re-characterized as a pledge of such assets in a bankruptcy proceeding. If Ocwen’s transfer to us of Mortgage Servicing Assets or any other asset transferred pursuant to the Purchase Agreement were considered to be a sale of such assets, then such assets would not be part of Ocwen’s bankruptcy estate. Ocwen (as debtor-in-possession in the bankruptcy proceeding) or the bankruptcy trustee might assert in a bankruptcy proceeding, however, that mortgage servicing rights or any other asset transferred to us pursuant to the Purchase Agreement were not sold to us but were merely pledged to us as security for Ocwen’s obligation to repay amounts paid by us to Ocwen pursuant to the Purchase Agreement. If such assertion were successful, all or part of the Mortgage Servicing Assets or any other asset transferred to us pursuant to the Purchase Agreement would constitute property of the bankruptcy estate of Ocwen, and our rights against Ocwen would be those of a secured creditor, and not those of an owner, of such assets. Although we will take steps to properly create and perfect a security interest in the assets we have purchased or may purchase in the future pursuant to the Purchase Agreement in case such purchase is re-characterized as a secured financing, the validity or priority of the security interest could be challenged.

Payments made to us by Ocwen, or obligations incurred by it, could be avoided by a court under federal or state fraudulent conveyance laws. Ocwen (as debtor-in-possession in the bankruptcy proceeding) or the bankruptcy trustee could also attempt to claim that a sale of Rights to MSRs or sale of mortgage servicing rights or other assets by Ocwen to us was a fraudulent conveyance. Under the United States Bankruptcy Code and similar state insolvency laws, payments made, or obligations incurred, could be voided if Ocwen, at the time it made such payment or incurred such obligation: (a) received less than reasonably equivalent value or fair consideration for such transfer or incurrence; and (b) either (i) was insolvent at the time of, or was rendered insolvent by reason of, such transfer or incurrence; (ii) was engaged in, or was about to engage in, a business or transaction for which the assets remaining with Ocwen were an unreasonably small capital; or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature. If any transfer or incurrence is determined to be a fraudulent conveyance, Ocwen (as debtor-in-possession in the bankruptcy proceeding) or the bankruptcy trustee, would be entitled to recover such transfer or to avoid the obligation previously incurred.

The Subservicing Agreement could be rejected in a bankruptcy proceeding. If Ocwen were to file, or to become the subject of, a bankruptcy proceeding under the United States Bankruptcy Code or similar state insolvency laws, Ocwen (as debtor-in-possession in the bankruptcy proceeding) or the bankruptcy trustee could reject the Subservicing Agreement and terminate Ocwen’s obligation to service the mortgage loans underlying one or more of the mortgage servicing rights that we have acquired and that Ocwen has agreed to service for us pursuant to the Subservicing Agreement. As we will not have and in the future do not expect to have the employees, servicing platforms or technical resources necessary to service mortgage loans, if the Subservicing Agreement is rejected, we will need to either engage an alternate subservicer which may not be readily available on acceptable terms or at all, or negotiate a new servicing arrangement with Ocwen which would presumably be on less favorable terms to us. Any claim we have for damages arising from the rejection of the Subservicing Agreement, would be treated as a general unsecured claim for purposes of distributions from Ocwen’s bankruptcy estate.

Any of the foregoing events might have a material adverse effect on our financial condition or operating results.

Ocwen or we may be terminated as servicer under pooling and servicing agreements. Servicer termination events or events of default have been triggered in many pooling and servicing agreements underlying the Acquired Mortgage Servicing Rights as of December 31, 2012, and the parties to the related securitization transactions could enforce their rights against Ocwen or us at any time as a result.

If a servicer termination event or event of default has occurred under a pooling and servicing agreement, the servicer may be terminated without any right to compensation for its loss from the trustee for the securitization trust, other than the right to be reimbursed for any outstanding servicing advances as the related loans are brought current, modified, liquidated or charged off. So long as we are in compliance with our obligations under the Subservicing Agreement and the Purchase Agreement, if Ocwen is terminated as servicer, or if we are terminated as servicer when Ocwen is acting as subservicer, we will have the right to receive an indemnification payment from Ocwen as servicer or subservicer, even if such termination related to servicer termination events or events of default existing at the time of an Ocwen Transaction, including with respect to those servicer termination events or events of default that have been triggered in pooling and servicing agreements underlying the Acquired Mortgage Servicing Rights as of December 31, 2012. If Ocwen or we are terminated as servicer with respect to a pooling and servicing agreement and Ocwen is unable to make any resulting indemnification payments to us, if any, it may have a material adverse effect on our operating results and our ability to pay dividends and may make it more difficult for us to acquire additional mortgage servicing rights in the future.

The expanding body of federal, state and local regulation may increase the cost for Ocwen to service our portfolio which could adversely affect servicing results and our operating results.

The servicing of residential mortgage loans is subject to extensive federal, state and local laws, regulations and administrative decisions. The volume of new or modified laws and regulations has increased in recent years and is likely to continue to increase. If implemented, these rules or other new laws and regulations affecting the mortgage servicing industry could increase the cost of servicing loans. This may require us to pay increased fees to Ocwen or other servicers when we renew our agreements with them at the end of their terms or enter into new subservicing agreements. In addition, our ability to purchase Mortgage Servicing Assets may be limited if we cannot engage mortgage servicers at rates that allow us to achieve the objectives of our business model. Any of these outcomes may adversely affect our results of operations or financial condition.

Regulatory scrutiny regarding foreclosure processes could lengthen foreclosure timelines which could increase advances which would negatively impact our liquidity and profitability.

Various state banking regulators and attorneys general have publicly announced that they have initiated inquiries into banks and servicers regarding compliance with legal procedures in connection with mortgage foreclosures, including the preparation, execution, notarization and submission of documents, principally affidavits, filed in connection with foreclosures. In connection with the recent governmental scrutiny of foreclosure processes and practices in the industry, the attorneys general of certain states and certain members of the U.S. Congress and state legislatures have called for a temporary moratorium on mortgage foreclosures although no state has implemented a general foreclosure moratorium on mortgage loan servicers to date. In addition, some individual municipalities have begun to enact laws that may increase the time that it currently takes to complete a foreclosure or prevent foreclosures in such jurisdictions. Such moratoria or other action by federal, state or municipal government bodies, regulators or courts could increase the length of time needed to complete the foreclosure process.

When a mortgage loan is in foreclosure, we are generally required to continue to advance delinquent principal and interest to the securitization trust and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent we determine that such amounts are recoverable. These servicing advances are generally recovered when the delinquency is resolved. Foreclosure moratoria or other actions that lengthen the foreclosure process increase the amount of servicing advances we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred during the foreclosure process. In addition, advance financing facilities generally contain provisions that limit the eligibility of servicing advances to be financed based on the length of time that servicing advances are outstanding, and, as a result, an increase in foreclosure timelines could further increase the amount of servicing advances that we need to fund with our own capital. Such increases in foreclosure timelines could increase our need for capital to fund servicing advances which would increase our interest expense, delay the collection of interest income or servicing fee revenue until the foreclosure has been resolved and, therefore, reduce the cash that we have available to pay our operating expenses or to pay dividends.

Governmental bodies may also impose regulatory fines or penalties as a result of our subservicers’ foreclosure processes or impose additional requirements or restrictions on such activities which could increase their operating expenses. For instance, in April 2011 the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) entered into consent orders with the fourteen largest mortgage servicers to address alleged deficient practices in residential mortgage loan servicing and foreclosure processing. Ocwen is not subject to OCC, FRB or FDIC regulation, and therefore it has not been subject to any consent decree initiated by these federal regulatory agencies. Nonetheless, Congress or federal or state regulatory agencies could subject Ocwen and other independent servicers to similar consent decrees, enforcement actions or investigations. In general, these regulatory developments with respect to foreclosure practices could result in increases in the amount of servicing advances and the length of time to recover servicing advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for servicing advances. This would lead to increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability, and although the Subservicing Agreement and the Purchase Agreement relating to the Purchased Assets and the subservicing supplement relating to the Aggregate Purchased Assets contain adjustment mechanisms that would reduce the amount of incentive fees payable to Ocwen if servicing advances exceed pre-determined amounts, those fee reductions may not be sufficient to cover the expenses resulting from longer foreclosure timelines.

In February 2012, the Department of Housing and Urban Development and attorneys general representing 49 states and the District of Columbia announced a $25 billion settlement (the “Joint Federal-State Servicing Settlement”) with the five largest mortgage servicers—Bank of America Corporation, JP Morgan Chase & Co., Wells Fargo & Company, Citigroup Inc. and Ally Financial Inc. (formerly GMAC)—regarding servicing and foreclosure issues. The federal-state regulators may seek to expand the participation in the Joint Federal-State Servicing Settlement or similar settlements to other servicers and could seek to include Ocwen. Implementation of the servicing practices associated with the Joint Federal-State Servicing Settlement could result in increased costs for servicing mortgage loans generally which could lead to higher subservicing fees being charged to us for subsequent mortgage servicing assets we acquire. In addition, the implementation of a refinancing or principal write-down program like that contemplated by the Joint Federal-State Servicing Settlement could result in an increase in prepayment speeds and negatively affect our earnings and operating results.

Risks Related to Taxation

We expect to be treated as a PFIC for U.S. federal income tax purposes which could subject U.S. Holders to adverse U.S. federal income tax consequences.

We expect to be treated as a PFIC for U.S. federal income tax purposes. A PFIC generally is a foreign corporation if either at least (i) 75% of its gross income is “passive income,” or (ii) 50% of the gross value of its assets is attributable to assets that produce, or are held for the production of, passive income. If you are a U.S. Holder and do not make a Qualified Electing Fund “QEF” election with respect to us or a mark-to-market election with respect to our ordinary shares, you will be subject to adverse tax consequences, including deferred tax and interest charges with respect to certain distributions on our ordinary shares, any gain realized on a disposition of our ordinary shares and certain other events. The effect of these adverse tax consequences could be materially adverse to you. If you are a U.S. Holder and make a valid, timely QEF election for us, you will not be subject to those adverse tax consequences, but could recognize taxable income in a taxable year with respect to our ordinary shares in excess of any distributions that we make to you in that year, thus giving rise to so-called “phantom income” and to a potential out-of-pocket tax liability. We will provide information to all electing shareholders needed to comply with the QEF election. If you are a U.S. Holder and make a valid, timely mark-to-market election with respect to our ordinary shares, you will recognize as ordinary income or loss in each year that we are a PFIC an amount equal to the difference between your basis in our ordinary shares and the fair market value of the ordinary shares, thus also possibly giving rise to phantom income and a potential out-of-pocket tax liability. Ordinary loss generally is recognized only to the extent of net mark-to-market gains previously included in income. U.S. Holders should be aware that although we currently do not have any subsidiaries that are PFICs, we may form or acquire a subsidiary that is a PFIC in the future. In such event, U.S. Holders will also need to make the QEF election with respect to each such subsidiary in order to avoid the adverse tax consequences described above. We intend to provide all information necessary for U.S. Holders to make the QEF election with respect to any of our subsidiaries that may be classified as a PFIC. U.S. Holders should also be aware that the mark-to-market election generally will not be available with respect to any our subsidiaries that is a PFIC, rendering such election less beneficial to U.S. Holders than the QEF election.

If the IRS determines that we are not a PFIC, and you previously paid taxes pursuant to a QEF election or a mark-to-market election, you may pay more taxes than you legally owe.

While we expect to be treated as a PFIC for U.S. federal income tax purposes, our tax counsel has indicated that there is a risk that we will not be treated as such. If the U.S. Internal Revenue Service (“IRS”) makes a determination that we are not a PFIC in the future, then you may have paid more taxes than you legally owed due to a QEF or mark-to-market election. If you do not, or are not able to, file a refund claim before the expiration of the applicable statute of limitations, you will not be able to claim a refund for those taxes.

Distributions that we pay to individual U.S. Holders will not be eligible for taxation at reduced rates.

Distributions made to a U.S. Holder that is an individual will not be eligible for taxation at reduced tax rates generally applicable (for tax years beginning before January 1, 2013) to dividends paid by certain U.S. corporations and “qualified foreign corporations.”

If our ownership of servicing rights were treated as engaged in a trade or business in the United States, we would become subject to U.S. federal income taxation which could adversely affect our business and result in decreased cash available for distribution to our shareholders.

The IRS could assert that we are engaged in a U.S. trade or business pertaining to the ownership of mortgage servicing rights. If, contrary to our expectations, our ownership of mortgage servicing rights is treated as being engaged in a trade or business in the United States, we would be subject to additional U.S. federal income taxation on a substantial portion of our net income which would adversely affect our business and result in decreased cash available for distribution to our shareholders. More specifically, if we are treated as engaged in a trade or business in the United States, the portion of our net income, if any, that was “effectively connected” with such trade or business would be subject to U.S. federal income taxation at a maximum rate of 35% as opposed to our expectation that only income of our subsidiary that is taxed as a corporation for U.S. federal income tax purposes will be subject to U.S. federal income tax at such rate. In addition, we would be subject to the U.S. federal branch profits tax on our effectively connected earnings and profits at a rate of 30%.

We may become subject to taxation in the Cayman Islands.

The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation and there is no taxation in the nature of inheritance tax or estate duty. Dividend payments are not subject to withholdings tax in the Cayman Islands. There are no other taxes likely to be material to our company levied by the government of the Cayman Islands except for stamp duties that may be applicable on instruments executed in, or after execution brought within the jurisdiction of, the Cayman Islands. The tax treatment of our business in the Cayman Islands is subject to change. Thus, we may become subject to Cayman Islands taxation in the future.

The market price and trading volume of our ordinary shares may be volatile which could result in losses for our shareholders.

The market price of our ordinary shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our ordinary shares may fluctuate and cause significant price variations to occur. If the market price of our ordinary shares declines significantly, you may be unable to resell your shares at or above your purchase price, if at all.

Future sales of ordinary shares by our principal shareholder could cause our ordinary share price to decline.

In connection with our IPO, William C. Erbey entered into a written “lock-up” agreement providing, among other things, that he will not sell the ordinary shares he purchased in the private placement for a period of 18 months following the date of the pricing of our IPO without the prior written consent of Wells Fargo Securities, LLC. However, the lock-up agreement is subject to a number of specified exceptions. Pursuant to a Registration Rights Agreement that we have entered into with Mr. Erbey, we have granted to Mr. Erbey demand registration rights which he may exercise one time, and unlimited piggyback registration rights which subject to the applicable lock-up restrictions, may require us to register his ordinary shares beginning 18 months from the date of the pricing of our IPO. Upon expiration of the lock-up agreement, Mr. Erbey will be able to freely sell these ordinary shares subject to volume limitations pursuant to Rule 144 under the Securities Act for so long as Mr. Erbey is an affiliate of ours. Mr. Erbey also purchased 128,103 shares in the public market subsequent to our IPO which are no longer subject to lock-up restrictions, but are subject to volume limitations pursuant to Rule 144 under the Securities Act for so long as Mr. Erbey is an affiliate of ours.

We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal controls by the end of fiscal 2013, and we may identify control deficiencies which may be expensive to remediate and could affect the ability of our auditor to issue an unqualified audit report which could affect our share price.

As a U.S.-listed public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act by December 31, 2013. Section 404 requires that a public company evaluate its internal control over financial reporting to enable management to report on, and the company’s independent auditors to audit as of the end of the next fiscal year, the effectiveness of those controls. During the course of our review, we may identify control deficiencies of varying degrees of severity, and we may incur significant costs to remediate those deficiencies or otherwise improve our internal controls. As a public company, we are required to report control deficiencies that constitute a “material weakness” in our internal control over financial reporting. Public companies are also required to obtain an audit report from their independent auditors regarding the effectiveness of their internal controls over financial reporting. If we fail to implement the requirements of Section 404 in a timely manner, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or FINRA. Furthermore, if we discover a material weakness or our auditor does not provide an unqualified audit report when required, our share price could decline; our reputation could be significantly harmed and our ability to raise capital could be impaired. Management is not currently aware of any factors that could result in the determination that there is a material weakness in our internal controls.

We are a Cayman Islands exempted company and, because judicial precedent regarding the rights of shareholders is more limited under Cayman Islands law than under U.S. law, you may have less protection of your shareholder rights than you would under U.S. law.

Our corporate affairs are governed by Cayman Islands law and our Articles of Association. The rights of shareholders to take action against our directors, the rights of minority shareholders to institute actions and the fiduciary responsibilities of our directors to us are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the latter of which has persuasive, but not binding, authority on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in the United States. In particular, the Cayman Islands has a less developed body of securities law than the United States. In addition, a Cayman Islands company may not have standing to initiate a shareholder derivative action before the federal courts of the United States. As a result, our shareholders may encounter more difficulty in protecting their interests against actions taken by our management or Board of Directors than they would as shareholders of a public company incorporated in the United States.

You may have difficulty enforcing judgments obtained against us.

We are a Cayman Islands exempted company, and it may be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, the courts of the Cayman Islands may not recognize or enforce judgments of U.S. courts against us or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state. Furthermore, Cayman Islands courts may not be competent to hear original actions brought in the Cayman Islands against us or our directors and officers predicated upon the securities laws of the United States or any state.

ITEM 1B UNRESOLVED STAFF COMMENTS:

None

ITEM 2: PROPERTIES

Our principal executive offices are located in the Cayman Islands c/o Intertrust Corporate Services (Cayman) Limited (formerly Walkers Corporate Services Limited), 190 Elgin Avenue, George Town, Grand Cayman KY1-9005, Cayman Islands. Altisource has agreed to provide us with office space at the following locations: 2002 Summit Boulevard, Sixth Floor, Atlanta, Georgia 30319, for a fee of $2,759 per month; and 1661  Worthington Road, West Palm Beach, Florida 33409, for a fee of $3,953 per month.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings currently pending or, to our knowledge, contemplated against us, our incorporator or any of our officers or directors in their capacities as such.

ITEM 4: MINE SAFETY DISCLOSURES:

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S ORDINARY SHARES, AND RELATED SHAREHOLDER MATTERS

Price Range of the Company’s Ordinary Shares

The ordinary shares of Home Loan Servicing Solutions, Ltd. began trading on The NASDAQ Global Select Market on February 29, 2012, and are traded under the symbol “HLSS”. The following table sets forth the high and low closing sales prices for our ordinary shares:

2012	High	Low
First Quarter	$14.00	$12.80
Second Quarter	$14.00	$13.18
Third Quarter	$16.50	$13.29
Fourth Quarter	$19.82	$16.33

The closing price of our ordinary shares on February 6, 2013 was $21.45.

The following graph compares the cumulative total return on the common stock of HLSS since the time our shares started trading, February 29, 2012, with the cumulative total return on the stocks included in the Russell 2000 Market Index and Standard & Poor’s Diversified Financials Market Index.

Purchases of Equity Securities by the Issuer and Affiliates

We did not purchase any of our ordinary shares during 2012.

Number of Holders of Common Stock

At January 24, 2013; 56,855,296 shares of our ordinary shares were outstanding and held by approximately 8,793 holders of record.

Dividend Policy

Dividends are payable to holders of record of our ordinary shares on the last business day of each such month, subject to all applicable laws, and will be paid on the 10th day of the immediately following month, or the first business day thereafter if such payment date falls on a weekend or holiday.

We intend to declare and pay monthly cash dividends on our ordinary shares with the income generated from net operating cash flows. We intend to distribute at least 90% of our net income over time to our shareholders, although we are not required by law to do so.

Cash dividends paid

We did not pay any cash dividends during 2011. During 2012 we paid an aggregate of $18,317 in cash dividends or $1.06 per share which we declared as follows:

Record Date	Payment Date	Amount per Ordinary Share
March 30, 2012	April 10, 2012	$0.08
April 30, 2012	May 10, 2012	$0.10
May 31, 2012	June 11, 2012	$0.10
June 29, 2012	July 10, 2012	$0.10
July 31, 2012	August 10, 2012	$0.10
August 31, 2012	September 10, 2012	$0.10
September 28, 2012	October 10, 2012	$0.10
October 31, 2012	November 12, 2012	$0.11
November 30, 2012	December 10, 2012	$0.12
December 31, 2012	January 10, 2013	$0.12

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except per share data and unless otherwise indicated)

The following tables present selected consolidated financial information of HLSS Ltd. and its subsidiaries at the dates and for the years indicated. Our historical balance sheet and operations data at and for the three years ended December 31, 2012 are derived from our audited financial statements. The selected consolidated financial information should be read in conjunction with the information we provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Selected Balance Sheet Data	December 31, 2012	December 31, 2011	December 31, 2010
Cash	$76,048	$283	$300
Match funded advances	3,098,198	—	—
Notes receivable—Rights to MSRs	303,705	—	—
Other assets	107,362	2,860	14

Total assets	$3,585,313	$3,143	$314

Match funded liabilities	$2,690,821	$—	$—
Dividends payable	6,706	—	—
Other liabilities	7,153	3,134	32

Total liabilities	2,704,680	3,134	32

HLSS stockholder’s equity	880,633	9	282

Total equity	880,633	9	282

Total liabilities and equity	$3,585,313	$3,143	$314

Selected Operations For the periods ended December 31,	2012	2011	2010
Revenue:
Interest income—notes receivable—Rights to MSRs	$54,699	$—	$—
Interest income—other	109	—	—
Related party revenue	2,316	—	—

Total revenue	57,124	—	—

Operating expenses	6,150	273	18

Income (loss) from operations	50,974	(273)	(18)

Other expense
Interest expense	24,057	—	—

Total other expense	24,057	—	—

Income (loss) before income taxes	26,917	(273)	(18)
Income tax expense	46	—	—

Net income (loss)	$26,871	$(273)	$(18)

Earnings (loss) per share
Basic	$1.56	$(13.66)	$(13.18)

Diluted	$1.56	$(13.66)	$(13.18)

Weighted average ordinary shares outstanding
Basic	17,230,858	20,000	1,334
Diluted	17,230,858	20,000	1,334

Dividends declared per share	$1.45	$0.00	$0.00

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, unless otherwise indicated)

INTRODUCTION

The following discussion of our results of operations, change in financial condition and liquidity should be read in conjunction with our Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-K.

OVERVIEW

Strategic Priorities

On March 5, 2012, we launched operations using proceeds from our IPO and a concurrent private placement with our founder and Chairman of our Board of Directors (the “Offerings”) to acquire mortgage servicing assets related to a portfolio with $15.2 billion of UPB from Ocwen. Specifically, we purchased:

•

the contractual right to receive the servicing fees related to Mortgage Servicing Rights and the right to automatically obtain legal ownership, without any additional payment to Ocwen, of each Mortgage Servicing Right upon the receipt of the Required Third Party Consents;

•	the outstanding servicing advances associated with the related pooling and servicing agreements and

•	other assets related to the foregoing.

We also assumed a related match funded servicing advance financing facility from Ocwen effective upon the closing of the Initial Acquisition (which was subsequently amended on September 13, 2012). At closing on March 5, 2012, HLSS paid cash of $149,798 to Ocwen for the estimated purchase price of the assets purchased (net of assumed liabilities), subject to certain closing adjustments. The purchase price for the Rights to MSRs was based on the value of such assets at the time HLSS entered into the Purchase Agreement and the estimated outstanding UPB of the underlying mortgage loans at closing. The purchase price for the associated servicing advances and other assets was equal to the net consolidated book value which approximated fair value, as of the purchase date of all assets and liabilities of the subsidiary and special purpose entity “SPE” established in connection with the advance financing facility that owns these servicing advances. On March 31, 2012, HLSS and Ocwen, pursuant to the terms of the Purchase Agreement, agreed to a final purchase price of $138,792 for the assets purchased (net of assumed liabilities of $359,176), reflecting post-closing adjustments of $11,006 that principally resulted from declines in match funded advances.

Having achieved our business and financial objectives in the first quarter, on May 1, 2012 we purchased additional assets from Ocwen that are substantially similar to our initial portfolio under substantially similar terms. This purchase was funded primarily from excess proceeds from the Offerings and cash generated in excess of our dividend. The final purchase price for the transaction was $103,458. To finance that amount, we used $25,572 in cash and borrowed $77,886 under an existing servicing advance facility with Barclays Bank PLC against the $92,593 in servicing advances associated with the Rights to MSRs. This purchase allowed us to grow our UPB by $2.9 billion.

During the third quarter, we made three additional asset purchases from Ocwen. On August 1, 2012, we purchased assets with a UPB of $2.1 billion for a purchase price of $76,251 which was funded from our servicing advance facility ($56,123) and cash on hand ($20,128). On September 13, 2012, we purchased assets with a UPB of approximately $21.2 billion for a purchase price of $788,239 which was funded from our servicing advance facility ($590,419) and cash raised from our equity offering during the quarter ($197,820). On September 28, 2012, we purchased assets with a UPB of approximately $6.7 billion for a purchase price of $242,382 which was funded from available borrowing capacity ($207,480) and cash raised from our equity offering ($34,902). These three purchases in the aggregate allowed us to grow serviced UPB by $30.0 billion during the quarter.

During the fourth quarter, we made one additional asset purchase from Ocwen. On December 26, 2012, we purchased assets with a UPB of approximately $34.6 billion for a purchase price of $1,871,060 which was funded from our servicing advance facility ($1,462,419), cash raised from our second follow on equity offering ($407,232) and an amount due to Ocwen ($1,410). Total UPB serviced as a result of all the purchases noted above net of related portfolio runoff was $79.4 billion as of December 31, 2012.

From an operational perspective, the transactions between HLSS and Ocwen were completed as planned, and we believe that all servicing requirements under the pooling and servicing agreements were met in all material respects.

Our results for the periods ended December 31, 2012 are discussed in more detail below.

Changes in Results of Operations Summary

The following table summarizes our consolidated operating results for the periods ended December 31, 2012, 2011 and 2010 which includes periods prior to March 5, 2012 when we were a development stage enterprise.

	2012	2011	2010
Consolidated:
Revenue	$57,124	$—	$—
Operating expenses	6,150	273	18

Income (loss) from operations	50,974	(273)	(18)
Interest expense	24,057	—	—

Income (loss) before income taxes	26,917	(273)	(18)
Income tax expense	46	—	—

Net income (loss)	$26,871	$(273)	$(18)

Year Ended December 2012 versus December 2011. Revenue in 2012 primarily includes interest income recorded on Notes receivable—Rights to MSRs using the prospective interest method of accounting. Because we currently do not satisfy all of the requirements necessary to record the Rights to MSRs as mortgage servicing rights (“MSRs”), these transactions are accounted for as financings. Also included in revenue for the year ended December 31, 2012 are the amounts billed to Ocwen for services we provide under the Ocwen Professional Services Agreement and interest earned on corporate account balances.

Operating expenses for the year ended December 31, 2012 increased primarily due to compensation and benefits and professional services. Additionally, interest expense increased significantly for the year ended December 31, 2012 due to outstanding Match funded liabilities drawn on in connection with our asset purchases during the year.

We incurred $46 of income tax expense for the year ended December 31, 2012. We base income tax provisions on expected annual income taxes calculated separately from the effect of significant, infrequent or unusual items. We are a Cayman Islands exempted company, and the Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation. Our U.S. subsidiaries are subject to U.S. federal income taxation on their management activities, including management of servicing advance financing activities. HLSS Management, LLC employs all of our U.S. based employees and provides management services to Home Loan Servicing Solutions, Ltd. and to Ocwen under the Ocwen Professional Services Agreement. HLSS Holdings, LLC earns fees related to the management of servicing advance receivables and related financing activities. Continued reductions in the cost of advance financing could result in increased income tax expense as a higher proportion of our income is attributed to managing servicing advances in the U.S. We computed income tax expense by applying the Federal and state combined rate of 38% to the earnings of these subsidiaries.

Year Ended December 2011 versus December 2010. We were a development stage enterprise until March 5, 2012. We incurred $273 of organizational costs during the year ended December 31, 2011 versus $18 of similar costs during the year ended December 31, 2010. There was no income tax expense or benefit in either year.

Summary Operating Information

We operate the business as a single reportable segment. For purposes of our internal management reporting, we separately report the components of Interest income—notes receivable—Rights to MSRs which include

Servicing fee revenue, Servicing expense and Amortization of MSRs. We provide a reconciliation of our reported results to our internal management reporting for the year ended December 31, 2012 in the following table. We did not provide reconciliations for the years ended December 31, 2011 and 2010 because we were a development stage enterprise during that period, and our operations were limited to raising capital to complete the Initial Acquisition. Operating items during that period consisted primarily of start-up costs and are not comparable to the year ended December 31, 2012.

We executed our agreements with Ocwen with the intent that we would receive the total amount of the servicing fees collected and that we would pay Ocwen a subservicing fee that is determined based on its collections and advance ratio performance. We evaluate our operating performance and manage our business considering servicing fees collected and subservicing fees paid and maintain our internal management reporting on this basis. The following table presents our consolidated results of operations in accordance with U.S. GAAP reconciled to our internally reported financial results.

Our total revenue, total operating expenses and income from operations as presented in our Management Reporting shown below should be considered in addition to, and not as a substitute for: total revenue, total operating expenses and income from operations determined in accordance with GAAP.

	Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
For the year ended December 31, 2012:
Servicing fee revenue (1)	$—	$117,789	$117,789
Interest income—notes receivable—Rights to MSRs (2)	54,699	(54,699)	—
Interest income—other	109	—	109
Related party revenue	2,316	—	2,316

Total revenue	57,124	63,090	120,214

Operating expenses
Compensation and benefits	3,751	—	3,751
Servicing expense (3)	—	50,173	50,173
Amortization of MSRs (4)	—	12,917	12,917
Related party expenses	755	—	755
General and administrative expenses	1,644	—	1,644

Total operating expenses	6,150	63,090	69,240

Income from operations	$50,974	$—	$50,974

(1)	Servicing fee revenue reflects $117,789 of servicing fees received under the agreements with Ocwen.
(2)	Interest income—notes receivable—Rights to MSRs represents the net amount of servicing fees received less servicing fees paid and amortization of the Notes receivable—Rights to MSRs. We exclude this interest income from our management reporting and instead report the contractual components including Servicing fee revenue, Servicing expense and Amortization of MSRs.
(3)	Servicing Expense reflects the fee we paid under the agreements with Ocwen.
(4)	Amortization of MSRs reflects $12,917 reduction in the value of the Notes receivable—Rights to MSRs.

Year ended December 2012 versus 2011. Servicing fee revenue increased due to our asset purchases during 2012. Servicing fee revenue is a function of principal and interest collected during the period and the contractual servicing fee rate. In accordance with the rates set forth in the sale supplements for our six asset purchases, our gross servicing margin (Servicing fee revenue less Servicing expense) was 29.3 basis points of average UPB for the year ended December 31, 2012. We also earned income from professional services provided to Ocwen under the Ocwen Professional Services Agreement. We did not earn revenue in 2011 associated with these arrangements because we were a development stage organization.

Operating expenses increased because we began operations on March 5, 2012. Operating expenses in 2012 are primarily comprised of servicing fees paid to Ocwen for servicing the Rights to MSRs, salaries and wages and professional services. The servicing fees paid to Ocwen include $14,135 in base fees and $36,038 in incentive fees for the year. Amortization Expense relates to reductions in the UPB due to portfolio run-off. Our average headcount for the year was twelve. Most of our employees transferred to HLSS from Ocwen at the time of closing our IPO and the Initial Acquisition on March 5, 2012. Expenses during the year ended December 2011 were primarily related to organization costs associated with starting our business.

The following table provides selected portfolio statistics as of December 31:

(in thousands, except for loan count data)	2012	2011 (1)	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (2)	$60,788,667	$58,828,794	3%
Non-performing loans	16,714,970	19,102,142	(12)
Non-performing real estate	1,857,237	3,116,374	(40)

Total residential assets serviced	$79,360,874	$81,047,310	(2)

Percent of total UPB:
Servicing portfolio	100.0%	100.0%	0
Non-performing residential assets serviced	23.4%	27.4%	(15)

Number of:
Performing loans (2)	451,255	429,064	5
Non-performing loans	88,534	97,193	(9)
Non-performing real estate	10,160	14,536	(30)

Total number of residential assets serviced	549,949	540,793	2

Percent of total number:
Non-performing residential assets serviced	18.0%	20.7%	(13)

The following table provides selected portfolio statistics for the year ended December 31:

(in thousands, except for loan count data)	2012	2011 (1)	% Change
Average residential assets serviced	$27,736,418	$30,833,399	(10%)
Prepayment speed (average CPR)	14.2%	15.3%	(7)
Average number of residential assets serviced	194,157	198,196	(2)

(1)	The data related to the Mortgage Servicing Rights as of (and for the periods ended) December 31, 2011 is shown for comparative purposes only. HLSS acquired Mortgage Servicing Rights during 2012 and had no Mortgage Servicing Rights during 2011. 2011 data excludes servicing information for which Ocwen does not have historical information and is included from the earliest point in time that either Ocwen or HLSS had UPB information. Annual trends should not be inferred from 2011 comparative data.
(2)	Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

The following table provides information regarding changes in our portfolio of residential assets serviced during 2012:

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at January 1, 2012	$—	—
Additions	82,727,374	564,006
Runoff	(3,366,500)	(14,057)

Servicing portfolio at December 31, 2012	$79,360,874	549,949

Change in Financial Condition Summary

The overall increase in total assets of $3,582,170 and total liabilities of $2,701,546 during the year ended December 31, 2012 primarily resulted from:

•	The completion of our three equity offerings: we raised cash of $879,852;

•	The completion of six acquisitions: we acquired net assets of $3,220,183 and had associated increases in Match funded liabilities of $2,394,327; and

•	Advance facility activity: we received $142,403 in Match funded advance remittances and paid down $61,841 of outstanding Match funded liability balances.

The assets acquired in our asset acquisitions included Notes receivable—Rights to MSRs which had a balance of $303,705 representing 8.5% of total assets at December 31, 2012. Notes receivable—Rights to MSRs are carried at fair value which is determined based on an appraisal prepared with the assistance of an independent valuation firm and requires the use of significant unobservable inputs. The most significant assumptions used in the appraisal are:

•	Discount rates reflecting the risk of earning the future income streams ranging from 15% to 22%.

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR + 4%.

•	Mortgage loan prepayment projections ranging from 12% to 27% of the related mortgage lifetime projected prepayment rate.

•	Delinquency rate projections ranging from 15% to over 35% of the aggregate unpaid balance of the underlying mortgage loans.

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

The unobservable inputs that have the most significant effect on the fair value of Notes receivable—Rights to MSRs are the mortgage loan prepayment rate projections and delinquency rate projections; however, any significant increase (decrease) in discount rates, interest rates, mortgage loan prepayment projections or delinquency rate projections, each in isolation, would result in a substantially lower (higher) valuation.

We also have unobservable inputs for our derivatives which are not exchange-traded, and therefore quoted market prices or other observable inputs are not available. The fair value of our interest rate swap agreements are based on certain information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. We have not adjusted the information obtained from the third-party pricing sources, we review this information to ensure that it provides a reasonable basis for estimating fair value. As of December 31, 2012, derivative liabilities were 0.04% of our total liabilities.

Total equity amounted to $880,633 at December 31, 2012 as compared to $9 at December 31, 2011. This increase of $880,624 is primarily due to the proceeds of equity offerings less share issuance costs of $879,852 and net income of $26,871 offset by dividends declared of $25,023. In addition, we recorded $1,076 of unrealized losses in other comprehensive loss on interest rate swaps that we designated as cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of December 31, 2012, as measured by cash and available credit, was $76,048, an increase of $75,765 from December 31, 2011. At December 31, 2012, our cash position was $76,048 compared to $283 at December 31, 2011, and we had $33,190 in collateralized available capacity as of December 31, 2012. Recent developments in the asset backed securities market where we obtain the majority of our advance financing include lower yields across all rating classes and demand for non-investment grade notes. Issuing non-investment grade notes in the future could increase the borrowing rate in our servicing advance facility. At current pricing, reinvesting the proceeds of such an issuance could increase our return on equity. Regarding the investment of cash, our investment policies emphasize principal preservation and availability by limiting the investment to demand deposit accounts.

Investment policy and funding strategy.

Our primary sources of funds for near-term liquidity are:

•	Interest income—notes receivable—Rights to MSRs; and

•	proceeds from match funded liabilities.

An expected long-term source of liquidity is the proceeds from the issuance of equity capital.

Our primary uses of funds are:

•	purchases of MSRs and related servicing advances;

•	payments of interest and operating costs;

•	payments for advances in excess of collections on our existing servicing portfolio; and

•	repayments of borrowings.

In managing our liquidity position, our primary focus is on maintaining sufficient cash and unused borrowing capacity to meet our advancing obligations, pay expenses and purchase additional assets. We regularly monitor and project our cash position and borrowing capacity and consider this in sizing asset purchases.

At December 31, 2012, $302,679 of our total maximum borrowing capacity remained unused. We maintain unused borrowing capacity for two reasons:

•	as a protection should advances increase due to increased delinquencies; and

•	to provide capacity for the acquisition of additional servicing rights.

Outlook. We believe that our cash balance and unused advance financing capacity are sufficient to meet foreseeable requirements.

Debt financing summary. On March 5, 2012, we assumed an existing advance financing facility from Ocwen in connection with the Initial Acquisition. On September 13, 2012, in connection with the closing of the asset purchase on that date, we amended and restated our servicing advance financing facility as well as issued a $265,000 Rule 2A-7 money market note and an additional draw note. On September 28, 2012, we issued a $28,500 note in connection with the closing of the asset purchase on that date. On October 17, 2012, we completed the issuance of $250,000 of one-year and $450,000 of three-year term notes secured by servicing advance receivables. The proceeds were used to repay $600,000 in Class A through D term notes and to reduce borrowings on our Class A through D variable funding notes. On December 26, 2012, Wells Fargo Securities, LLC and Credit Suisse AG, New York Branch committed to financing $800,000 each in the form of variable-funding notes issued by HLSS Servicer Advance Receivables Trust. We secured this financing in connection with our asset purchase on September 28, 2012.

As of December 31, 2012, we had $302,679 of unused borrowing capacity. Our ability to continue to pledge collateral under our advance facility depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing. The debt covenants for our advance facility require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our advance facility. We believe we are in compliance with these covenants and do not expect them to restrict our activities. We also do not anticipate the need for additional borrowing outside of our normal advance activities or future purchases of mortgage servicing rights.

Our debt covenants require us to have minimum cash and excess borrowing capacity of $100,000 and the greater of $25,000 or one half of 0.01% of total UPB outstanding plus 3.25% of total Match funded advances outstanding. The minimum cash and excess borrowing capacity requirement at December 31, 2012 was $50,000 which was exceeded by both our unrestricted cash of $77,952 and our excess borrowing capacity of $302,679. We also have a minimal tangible equity requirement that is 0.25% of our UPB plus 5.0% of our outstanding match funded advances. Our tangible equity at December 31, 2012 of $880,633 exceeded the minimal tangible equity requirement of $353,312. Thus, we believe we are in compliance with these covenants and do not expect them to restrict our activities. We also do not anticipate the need for additional borrowing outside of our normal advance activities or future purchases of mortgage servicing rights.

Liquidity Risk. We are exposed to liquidity risk should the cash required to make new advances pursuant to servicing contracts and our agreements with Ocwen exceed the amount of advance repayments. In general, we finance our operations through operating cash flows and have an advance financing facility in place with sufficient capacity to cover the majority of cash required to make new advances. However, our advance financing facility contains borrowing conditions which if not met, could affect our ability to borrow on new advances and affect our liquidity.

Cash flows for the periods ended December 31.

The following table presents a summary of our cash flows for the year ended December 31:

	2012	2011	2010
Net income (loss)	$26,871	$(273)	$(18)
Adjustments for non-cash items	6,960	—	—
Change in working capital accounts	64,071	256	18

Cash flow from operating activities	97,902	(17)	—
Cash flow from investing activities	(3,205,856)	—	—
Cash flow from financing activities	3,183,719	—	300

Net increase (decrease) in cash	75,765	(17)	300
Cash at beginning of period	283	300	—

Cash at end of period	$76,048	$283	$300

Year ended December 31, 2012. Our operating activities provided $97,902 of cash. Components of operating cash flow included amounts provided by changes in working capital accounts, such as reductions in servicing advances of $142,403 and by our net income of $26,871, adjusted for amortization of debt issuance costs of $6,960. Servicing advance reductions were in the normal course of business and reflect the collection of our outstanding Match funded advances. These proceeds were immediately used to pay down related Match funded liabilities. Debt issuance costs are associated with our Match funded liability activities and relate to various legal, accounting, rating agency and banking related expenses. We amortize these expenses over their estimated life which is tied to the expected term of the respective Match funded liability for which a debt issuance costs is associated. Other working capital account changes primarily relate to debt service accounts and related party receivables. We had an increase in debt service accounts of $52,990 which is a reflection of both timing and the scale of the funding and subsequent collection of our Match Funded advances. The increase in related party receivables is due to: servicing fees collected by Ocwen prior to December 31, 2012 of $4,966, in-transit advance collections made on our behalf of $21,265, professional services fees receivable of $1,322 which were earned as part of our professional services agreement with Ocwen and smaller other related party receivables which amount to $718 in the aggregate. Additional cash flows were used by increases in other assets of $26 and generated from increases in related party payables of $1,465 (the majority of which was due to subservicing fees payable to Ocwen) and increases in other liabilities of $1,490 which is the net of an increase of $2,234 in interest expense payable, partially offset by decreases in accrued professional services.

Our investing activities used $3,205,856 of cash during the year ended December 31, 2012 to acquire Rights to MSRs, advances and other related assets net of liabilities assumed in connection with our acquisitions during the year. We acquired Notes receivable—Rights to MSRs ($316,622), Match funded advances ($2,827,227) and the net assets of an Ocwen advance financing SPE ($76,334) from Ocwen. Subsequent to acquisition, our Notes receivable—Rights to MSRs had reductions of $12,917 which is attributable to UPB run-off. Lastly, we had an increase in liabilities of $1,410 attributable to post-close adjustments due to Ocwen which resulted from our most recent acquisition.

Our financing activities provided $3,183,719 of cash. We had three equity offerings during 2012 which provided $885,457 of cash, net of underwriting and advisory fees. Our offering proceeds were further offset by offering costs of $5,099 which related to various, legal, accounting and printing costs associated with our offerings. We borrowed $2,394,327 on our servicing advance financing facility related to the asset purchases from Ocwen. Match funded advances acquired from Ocwen during the year ($2,827,227) serve as collateral for these borrowing activities. Our initial borrowings from asset purchases were offset by repayments to the facility of $61,841 during the current period. Repayments are made in conjunction with the collection of our outstanding Match funded advances. In order to secure borrowings on our servicing advance financing facility we incur various legal, accounting, rating agency and banking related expenses. We account for these as debt issuance costs, and our total payments during the year for debt issuance costs were $10,808. Lastly, since our IPO and during 2012, we paid monthly dividends in an aggregate amount of $18,317.

Year ended December 31, 2011. We were a development stage enterprise until March 5, 2012. We used $17 of cash for operating activities during the year ended December 31, 2011 which consisted of a net loss of $273; the net loss was offset by an increase in related party payables of $1,487, offset by a decrease in other liabilities of $1,300, and decrease in other assets of $69. These movements were related to pre IPO organizational activities.

Year ended December 31, 2010. We were a development stage enterprise until March 5, 2012. We did not use any cash for operating activities during the year ended December 31, 2010 which consisted of a net loss of $18; the net loss was offset by an increase in other liabilities of $32 and increase in other assets of $14, both of which were tied to pre IPO organizational activities. Additionally, we received $300 from the issuance of 20,000 shares to William C. Erbey.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER MATTERS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include our interest payments and operating leases. The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of December 31, 2012:

Payments due by period

	Total	Less than 1 year	1 – 3 yrs	3 – 5 yrs	More than 5 yrs
Operating lease obligations	$148	$81	$67	$—	$—

Total contractual cash obligations	$148	$81	$67	$—	$—

We sublease office space from Altisource in Atlanta, Georgia and West Palm Beach, Florida in the aggregate of $7 per month. The leases terminate on October 31, 2014.

Match funded liabilities are excluded from the table above as they represent non-recourse debt that has been collateralized by Match funded advances which are not available to satisfy general claims against HLSS. Holders of the notes issued by the SPE have no recourse against any assets other than the match funded advances that serve as collateral for the securitized debt. Interest incurred on Match funded liabilities was $16,158 during the year ended December 31, 2012. Future interest expense may vary depending on utilization, changes in LIBOR and spreads and the execution of hedging strategies.

Off-Balance Sheet Arrangements

In the normal course of business, we may enter into transactions with a variety of financial institutions and other companies that we do not reflect on our Consolidated Balance Sheet. We are subject to potential financial loss if the counterparties to our off-balance sheet transactions are unable to complete an agreed upon transaction. We seek to limit counterparty risk through financial analysis, dollar limits and other monitoring procedures. We have also entered into non-cancelable operating leases principally for our office facilities.

Derivatives. We record all derivative transactions at fair value on our Consolidated Balance Sheet. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss.

Involvement with an SPE. We use an SPE in the financing of our servicing advances. We use a match funded securitization facility to finance our servicing advances. The SPE to which the advances are transferred in the securitization transaction is included in our Consolidated Financial Statements because we are the primary beneficiary of the SPE which is also a variable interest entity “VIE”. The holders of the debt of this SPE can look only to the assets of the SPE for satisfaction of the debt and have no recourse against HLSS.

VIEs. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our Consolidated Financial Statements. As of December 31, 2012, we have no VIEs other than our advance financing SPE.

Related Parties

We entered into various agreements at market rates with Ocwen and Altisource in connection with the Initial Acquisition. William C. Erbey, our founder and the Chairman of our Board of Directors, is also the Chairman of the Board of Directors and largest shareholder of Ocwen and the Chairman of the Board of Directors and largest shareholder of Altisource.

We have entered into the Subservicing Agreement with Ocwen pursuant to which we may engage Ocwen to act as the subservicer of pools of residential mortgage loans underlying the mortgage servicing rights that we acquire from Ocwen under the terms of the Purchase Agreement and related sales supplements specific to each transaction. The specific terms of the subservicing arrangement with respect to each pool of mortgage loans, including the mortgage loans underlying the Acquired Mortgage Servicing Rights purchased by us pursuant to the Purchase Agreement, are (and may be in the future) documented pursuant to separate subservicing supplements to the Subservicing Agreement.

Services provided by us pursuant to the Ocwen Professional Services Agreement include pricing and valuation analysis of potential mortgage servicing rights acquisitions, treasury management services, legal services and other similar services. Services provided by Ocwen pursuant to the Ocwen Professional Services Agreement include legal, licensing and regulatory compliance support services, risk management services and other similar services. The Ocwen Professional Services Agreement has an initial term of six years. The agreement is subject to termination by either party upon the occurrence of certain events.

Services provided to us pursuant to the Altisource Administrative Services Agreement include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The Altisource Administrative Services Agreement is effective for an initial term of six years, subject to extension for an additional six years, and is subject to termination by either party upon the occurrence of certain events.

Under both agreements noted above, we use actual costs incurred plus a 15% mark-up as a proxy for market rates.

For the year ended December 31, 2012, pursuant to the Purchase Agreement and related sales supplements with Ocwen, we retained net servicing fees of $67,616. We recorded $54,699 as Interest income—notes receivable—Rights to MSRs and $12,917 as a reduction of Notes receivable—Rights to MSRs. We purchased non-acquisition related servicing advances made by Ocwen of $1,303,955. Ocwen billed us $100 under the Ocwen Professional Services Agreement. We billed Ocwen $2,316 under the Ocwen Professional Services Agreement. Revenue from the Ocwen Professional Services Agreement is included in Related party revenue.

Altisource billed us $655 for services provided to us during the year ended December 31, 2012 under the Altisource Administrative Services Agreement. We reported this amount as a component of Related party expenses for each period then ended.

On March 5, 2012, simultaneously with the IPO, William C. Erbey, the founder of our company and the Chairman of the Board of Directors, purchased 714,285 of our ordinary shares at $14 per share in a private placement. Subsequently, Mr. Erbey purchased 128,103 of our ordinary shares in the open market at a weighted average share price of $15.57.

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

Valuation of Notes Receivable—Rights to MSRs and Recognition of Interest Income

Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, specifically prohibits accounting for a transfer of servicing rights as a sale if legal title to such servicing rights has not passed to the purchaser. As a result, during the period before we receive the Required Third Party Consents related to mortgage servicing rights, we are required to account for the purchase of the Rights to MSRs as a financing and, we record the purchase price paid to Ocwen as a “Notes receivable—Rights to MSRs.” We initially recorded the Notes receivable—Rights to MSRs at the purchase price of the Rights to MSRs. We amortize the Notes receivable—Rights to MSRs using the prospective interest method of accounting. At each reporting date, we calculate the present value of the net cash flows related to the then outstanding UPB of the underlying Mortgage Servicing Rights and adjust the carrying value of the Notes receivable—Rights to MSRs to this amount. We deduct the change in the carrying value of the Notes receivable—Rights to MSRs from the net servicing fees received by us with respect to the Mortgage Servicing Rights and the servicing fees paid to Ocwen with respect to the Mortgage Servicing Rights, and record the resulting amount as Interest income. Interest income is our primary source of income prior to receiving the Required Third Party Consents.

Other than transfer of legal title, we believe we meet all the other criteria under ASC 860 for the transfer of the Mortgage Servicing Rights for sales treatment.

We established the value of the Notes receivable—Rights to MSRs based on an appraisal prepared with the assistance of an independent valuation firm. We summarize the most significant assumptions used in the appraisal below:

•	Discount rates reflecting the risk of earning the future income streams from the Notes receivable—Rights to MSRs ranging from 15% to 22%.

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR + 4%.

•	Mortgage loan prepayment projections ranging from 12% to 27% of the related mortgage lifetime projected prepayment rate.

•	Delinquency rate projections ranging from 15% to 35% of the aggregate unpaid balance of the underlying mortgage loans.

The collateral attributes and the historical payment performance of the underlying mortgage servicing portfolio were compared with similar mortgage servicing portfolios and with standard industry mortgage performance benchmarks to arrive at the assumptions set forth above. The selected collateral attributes and performance comparisons utilized were the voluntary prepayment performance, delinquency and foreclosure performance, operational cost comparison, average loan balance, weighted average coupon and note rate distribution, loan product type classification, geographic distribution and servicing advance behavior.

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-04 (ASC 820, Fair Value Measurement): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and prescribe certain additional disclosures about fair value measurements, including: for fair value measurements within Level 3 of the fair value hierarchy, disclosing the valuation process used and the sensitivity of fair value measurement to changes in unobservable inputs; and for items not carried at fair value but for which fair value must be disclosed, categorization by level of the fair value hierarchy. Our adoption of this standard effective January 1, 2012 did not have a material impact on our Consolidated Financial Statements.

ASU 2011-05 (ASC 220, Comprehensive Income): Presentation of Comprehensive Income. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates that option. This ASU also requires consecutive presentation of the statements of net income and comprehensive income and requires that an entity present reclassification adjustments from other comprehensive income to net income by component on the face of both the statements of net income and comprehensive income. ASU 2011-12, issued on December 23, 2011, defers indefinitely the provision regarding the presentation of reclassification adjustments. Our adoption of this standard effective January 1, 2012 did not have a material impact on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (DOLLARS IN THOUSANDS)

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

If interest rates increase by 1% on our variable-rate advance financing and interest earning account balances, we estimate a net negative impact of approximately $12,863 resulting from an increase of $4,926 in annual interest income compared to an increase of $17,789 in annual interest expense based on December 31, 2012 balances. The reduced effect on interest expense is due in large part to our hedging activities. Further, on January 22, 2013 we reduced our exposure to variable-rate borrowing by refinancing through issuance of fixed rate term notes in the aggregate amount of $1,150,000 at a weighted average fixed rate of 1.34% or a weighted average spread over LIBOR of 0.94%. Thus, the interest rate exposure shown herein is not indicative of our exposure to rising interest rates in the near future.

December 31, 2012
Variable-rate borrowings outstanding	$1,778,859
Fixed-rate borrowings outstanding	911,962
Notional balance of interest rate swap (1)	414,631

(1)	Relates to the interest rate swaps entered into to hedge our exposure to rising interest rates on our variable-rate borrowings with an outstanding balance of $1,778,859 at December 31, 2012.

We entered into interest rate swaps to hedge against the effects of a change in 1-Month LIBOR. Our hedging strategy intends to mitigate the impact of changes in variable interest rates on the excess of interest rate sensitive liabilities over interest rate sensitive assets. We monitor our notional in relation to this excess to ensure that we are not exposed to undue interest rate risk from sudden unexpected changes in interest rates. Should the excess of interest rate sensitive liabilities over interest rate sensitive assets rise to a level where we have material levels of variable interest rate exposure, we will consider entering into additional interest rate swaps to mitigate the incremental impact of changing interest rates.

Our Consolidated Balance Sheet at December 31, 2012 included interest-earning assets totaling $77,952. Interest-earning assets include $76,048 of interest-earning cash accounts and $1,904 of interest-earning collateral accounts.

Supplementary Quarterly Financial Data

	Quarters Ended

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenue	$27,636	$14,832	$11,427	$3,229
Operating expenses	1,843	1,936	1,744	627

Income from operations	25,793	12,896	9,683	2,602
Interest expense	11,550	6,252	4,964	1,291

Income before income taxes	14,243	6,644	4,719	1,311
Income tax benefit (expense)	103	(72)	(60)	(17)

Net income	$14,346	$6,572	$4,659	$1,294

Basic earnings per share	$0.44	$0.37	$0.33	$0.31

Diluted earnings per share	$0.44	$0.37	$0.33	$0.31

	Quarters Ended

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenue	$—	$—	$—	$—
Operating expenses	191	38	17	27

Loss from operations	191	38	17	27
Interest expense	—	—	—	—

Loss before income taxes	191	38	17	27
Income tax expense	—	—	—	—

Net loss	$191	$38	$17	$27

Basic earnings per share	$(9.55)	$(1.90)	$(0.83)	$(1.37)

Diluted earnings per share	$(9.55)	$(1.90)	$(0.83)	$(1.37

	Quarters Ended

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenue	$—	$—	$—	$—
Operating expenses	18	—	—	—

Loss from operations	18	—	—	—
Interest expense	—	—	—	—

Loss before income taxes	18	—	—	—
Income tax expense	—	—	—	—

Net loss	$18	$—	$—	$—

Basic earnings per share	$(13.18)	—	—	—

Diluted earnings per share	$(13.18)	—	—	—

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is contained in the Consolidated Financial Statements of Home Loan Servicing Solutions Ltd. and Report of Deloitte  & Touche LLP, Independent Registered Certified Public Accounting Firm, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A. CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our President and Chief Financial Officer concluded that as of December 31, 2012 our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to HLSS, including its consolidated subsidiaries, is made known to our President and Chief Financial Officer by others within those entities particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by HLSS in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the President or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, Rules 13a-15(f) and 15d-15(f). The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There was no information required to be reported on Form 8-K during the period covered by this Form 10-K that was not so reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 6, 2013 and as filed with the SEC on or about March 31, 2013 (the 2013 Proxy Statement) under the captions “Election of Directors—Nominees for Director,” “Executive Officers Who Are Not Directors,” “Board of Directors and Corporate Governance—Committees of the Board of Directors—Audit committee”, “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance—Code of Ethics” is incorporated herein by reference.

The rules of The NASDAQ Stock Market provide that, under limited circumstances, a director who is not a current officer or employee (or a family member of an officer or employee) of our company, but who does not otherwise meet the independence criteria described above, may serve as a member of the Nominating and Corporate Governance Committee if such membership is in the best interests of our company and our shareholders. Our Board of Directors has elected to rely on this limited exception in appointing Mr. Erbey as the Chairman of the Nominating and Corporate Governance Committee. In making this election, and giving due consideration to our status as a newly formed company, our Board of Directors determined that Mr. Erbey’s extensive knowledge and experience in the mortgage servicing industry and in running a public company is necessary to identify, attract and retain qualified individuals to fill any vacancy on our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in our 2013 Proxy Statement under the captions “Executive Compensation” and “Board of Directors Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained in our 2013 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters—Beneficial Ownership of Common Stock” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our 2013 Proxy Statement under the captions “Board of Directors and Corporate Governance—Independence of Directors” and “Business Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in our 2013 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association of Home Loan Servicing Solutions, Ltd. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on February 6, 2012.

4.1	Specimen Ordinary Share Certificate. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on August 10, 2011.

4.2	Form of Registration Rights Agreement. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on February 6, 2012.

10.1	Master Servicing Rights Purchase Agreement. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on February 10, 2012.

10.2	Initial Sale Supplement. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on February 10, 2012.

10.3	Sale Supplement, dated May 1, 2012. Incorporated by reference to the registrant’s Current Report on Form 8-K filed May 3, 2012.

10.4	Sale Supplement, dated August 1, 2012. Incorporated by reference to the registrant’s Current Report on Form 8-K filed August 2, 2012.

10.5	Master Subservicing Agreement. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on February 10, 2012.

10.6	Initial Subservicing Supplement. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on February 10, 2012.

10.7	Subservicing Supplement, dated May 1, 2012. Incorporated by reference to the registrant’s Current Report on Form 8-K filed May 3, 2012.

10.8	Subservicing Supplement, dated August 1, 2012. Incorporated by reference to the registrant’s Current Report on Form 8-K filed August 2, 2012.

10.9	Second Amended and Restated Indenture. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 13, 2012.

10.10	Second Amended and Restated Receivables Pooling Agreement. Incorporated by reference to the Current Report on Form 8-K filed on September 13, 2012.

10.11	Second Amended and Restated Receivables Sale Agreement. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 13, 2012.

10.12	Sale Supplement, dated September 13, 2012. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 13, 2012.

10.13	Subservicing Supplement, dated September 13, 2012. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 13, 2012.

10.14	Series 2012-VF1 Indenture Supplement. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 13, 2012.

10.15	Series 2012-T1 Indenture Supplement. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 13, 2012.

10.16	Series 2-12-MM1 Indenture Supplement. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 13, 2012.

10.17	Professional Services Agreement. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on February 10, 2012.

10.18	Administrative Services Agreement. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on February 10, 2012.

10.19	Stock Purchase Agreement between Home Loan Servicing Solutions, Ltd. and William C. Erbey, dated February 23, 2011. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on August 10, 2012.

10.20	Sale Supplement. Incorporated by reference to the registrant’s current report on Form 8-K filed on September 28, 2012.

10.21	Subservicing Supplement. Incorporated by reference to the registrant’s current report on Form 8-K filed on September 28, 2012.

10.22	Series 2012-T2 Indenture Supplement, dated as of October 17, 2012, by and between HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, and Barclays Bank PLC. Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed on October 18, 2012.

10.23	Master Servicing Rights Purchase Agreement (filed herewith)

10.24	Master Subservicing Agreement (filed herewith)

10.25	Amendment to Master Servicing Rights Purchase Agreement and Sale Supplements (filed herewith)

21.1	Subsidiaries of Home Loan Servicing Solutions, Ltd. Incorporated by reference to the registrant’s registration statement on Form S-1 filed on February 24, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME LOAN SERVICING SOLUTIONS, LTD.

Date: February 7, 2013	By: /s/ James E. Lauter
James E. Lauter
Chief Financial Officer and Chief Accounting Officer (On behalf of the Registrant and as its principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William C. Erbey William C. Erbey, Chairman of the Board of Directors	Date: February 7, 2013

/s/ John P. Van Vlack John P. Van Vlack, President	Date: February 7, 2013

/s/ James E. Lauter James E. Lauter, Chief Financial Officer and Chief Accounting Officer	Date: February 7, 2013

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2012

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2012

To the Board of Directors and Stockholders of Home Loan Servicing Solutions, Ltd.:

We have audited the accompanying consolidated balance sheets of Home Loan Servicing Solutions, Ltd. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years ended December 31, 2012 and 2011 and for the period from December 1, 2010 (Inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Home Loan Servicing Solutions, Ltd. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years ended December 31, 2012 and 2011 and for the period from December 1, 2010 (Inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The Company was in the development stage at December 31, 2011; during the year ended December 31, 2012, the Company completed its development activities and commenced its planned principal operations.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 7, 2013

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$76,048	$283
Match funded advances	3,098,198	—
Notes receivable—Rights to MSRs	303,705	—
Related party receivables	28,271	—
Other assets	79,091	2,860

Total assets	$3,585,313	$3,143

Liabilities and Equity
Liabilities
Match funded liabilities	$2,690,821	$—
Dividends payable	6,706	—
Income taxes payable	46	—
Related party payables	2,874	1,487
Other liabilities	4,233	1,647

Total liabilities	2,704,680	3,134

Commitments and Contingencies (See Note 14)

Equity
Equity—Ordinary shares, $.01 par value; 200,000,000 and 5,000,000 shares authorized; 55,884,718 and 20,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	559	—
Additional paid-in capital	876,657	300
Retained earnings (accumulated deficit)	4,493	(291)
Accumulated other comprehensive income (loss)	(1,076)	—

Total equity	880,633	9

Total liabilities and equity	$3,585,313	$3,143

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

For the periods ended December 31,	2012	2011	2010
Revenue
Interest income—notes receivable—Rights to MSRs	$54,699	$—	$—
Interest income—other	109	—	—

Total interest income	54,808	—	—
Related party revenue	2,316	—	—

Total revenue	57,124	—	—

Operating expenses
Compensation and benefits	3,751	—	—
Related party expenses	755	—	—
General and administrative expenses	1,644	273	18

Total operating expenses	6,150	273	18

Income (loss) from operations	50,974	(273)	(18)

Other expense
Interest expense	24,057	—	—

Total other expense	24,057	—	—

Income (loss) before income taxes	26,917	(273)	(18)
Income tax expense	46	—	—

Net income (loss)	$26,871	$(273)	$(18)

Earnings (loss) per share
Basic	$1.56	$(13.66)	$(13.18)

Diluted	$1.56	$(13.66)	$(13.18)

Weighted average ordinary shares outstanding
Basic	17,230,858	20,000	1,334
Diluted	17,230,858	20,000	1,334

Dividends declared per share	$1.45	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

For the periods ended December 31,	2012	2011	2010
Net income (loss)	$26,871	$(273)	$(18)

Other comprehensive income (loss), net of tax:
Change in the value of designated cash flow hedges, net of tax (1)	(1,076)	—	—

Total other comprehensive income (loss), net of tax	(1,076)	—	—

Comprehensive income (loss)	$25,795	$(273)	$(18)

(1)	Because the associated derivative financial instrument is held in an entity that had full allowances on its deferred tax assets, there is no net income tax effect on the change in the value of the designated cash flow hedges.

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2011	20,000	$—	$300	$(291)	$—	$9
Net income		—	—	26,871	—	26,871
Other comprehensive loss, net of tax					(1,076)	(1,076)
Issuance of ordinary shares, net of costs	55,864,718	559	879,293	—	—	879,852
Declaration of cash dividends ($1.45 per share)		—	(2,936)	(22,087)	—	(25,023)

Balance at December 31, 2012	55,884,718	$559	$876,657	$4,493	$(1,076)	$880,633

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2010	20,000	$—	$300	$(18)	$—	$282
Net loss		—	—	(273)	—	(273)
Other comprehensive income, net of tax					—	—
Issuance of ordinary shares, net of costs		—	—	—	—	—
Declaration of cash dividends ($0.00 per share)		—	—	—	—	—

Balance at December 31, 2011	20,000	$—	$300	$(291)	$—	$9

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2009	—	$—	$—	$—	$—	$—
Net loss		—	—	(18)	—	(18)
Other comprehensive income, net of tax					—	—
Issuance of ordinary shares, net of costs	20,000	—	300	—	—	300
Declaration of cash dividends ($0.00 per share)		—	—	—	—	—

Balance at December 31, 2010	20,000	$—	$300	$(18)	$—	$282

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the year ended December 31,	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$26,871	$(273)	$(18)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	6,960	—	—
Changes in assets and liabilities:
Decrease in match funded advances	142,403	—	—
(Increase) in debt service accounts	(52,990)	—	—
(Increase) in related party receivables	(28,271)	—	—
Increase in related party payables	1,465	1,487	—
(Increase) decrease in other assets	(26)	69	(14)
Increase (decrease) in other liabilities	1,490	(1,300)	32

Net cash provided by (used in) operating activities	97,902	(17)	—

Cash flows from investing activities
Purchase of notes receivable—Rights to MSRs	(316,622)	—	—
Reduction in notes receivable—Rights to MSRs	12,917	—	—
Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of notes receivable—Rights to MSRs	(2,902,151)	—	—

Net cash used in investing activities	(3,205,856)	—	—

Cash flows from financing activities
Proceeds from match funded liabilities	2,332,486	—	—
Payment of debt issuance costs	(10,808)	—	—
Proceeds from issuance of ordinary shares	885,457	—	300
Payment of offering costs	(5,099)	—	—
Payment of dividends to shareholders	(18,317)	—	—

Net cash provided by financing activities	3,183,719	—	300

Net increase (decrease) in cash	75,765	(17)	300
Cash at beginning of period	283	300	—

Cash at end of period	$76,048	$283	$300

Supplemental cash flow information
Interest paid	$31,094	$—	$—
Taxes paid	—	—	—

Supplemental non-cash financing activities
Dividends declared but not paid	$6,706	$—	$—
Offering costs accrued but not paid	$506	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise stated, except share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Home Loan Servicing Solutions, Ltd. was incorporated on December 1, 2010 as a Cayman Islands exempted company formed for the purpose of acquiring mortgage servicing assets including mortgage servicing advances and mortgage servicing rights. Home Loan Servicing Solutions, Ltd. conducts these operations through its wholly owned subsidiaries, HLSS Holdings, LLC and HLSS Management, LLC. Unless otherwise stated, all references to “HLSS,” “us,” “our,” “we,” the “Company” and similar designations refer to Home Loan Servicing Solutions, Ltd. and its consolidated subsidiaries. HLSS is headquartered in the Cayman Islands and has offices in Atlanta, Georgia and West Palm Beach, Florida.

Our business strategy focuses on acquiring mortgage servicing assets. We do not originate or purchase mortgage loans, and as a result, we are not subject to the risk of loss related to the origination or ownership of mortgage loans. Because we have not received the Required Third Party Consents to become the named servicer of the mortgage servicing rights, we instead acquired from Ocwen the Rights to MSRs. Accordingly, Ocwen will continue to service the mortgage loans and will receive compensation from us for its servicing activities. Upon receipt of the Required Third Party Consents, Ocwen will transfer legal ownership of the mortgage servicing rights to us without any additional payment. We intend to continue to pursue obtaining the Required Third Party Consents for our initial portfolio and for future acquisitions. Whether we acquire mortgage servicing rights or Rights to MSRs, we also acquire servicing advances and other associated assets. We do not believe that whether we directly own mortgage servicing rights or the related Rights to MSRs materially affects our business strategy or economic performance.

During 2012, we completed an IPO and two follow-on offerings and immediately used the proceeds to purchase assets from Ocwen. Refer to Note 2 for more information regarding our asset acquisitions during 2012.

Prior to our IPO, the Company was a development stage enterprise.

Basis of Presentation

We prepared the accompanying audited Consolidated Financial Statements in conformity with the instructions of the SEC to Form 10-K for annual financial statements. In our opinion, the accompanying audited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly significant relate to our fair value measurements of Notes receivable—Rights to MSRs.

Principles of Consolidation

Our financial statements include the accounts of Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiaries, as well as a variable interest entity (“VIE”) of which we are the primary beneficiary. We eliminate intercompany accounts and transactions in consolidation.

Variable Interest Entities

A VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. Control is deemed to be present when the company holds a majority voting interest or otherwise has the power to govern the financial and operating policies of the VIE so as to obtain the benefits from its activities. If the company is deemed to have a variable interest in, and to have the majority of rewards/risks of ownership associated with, an entity, then the company is deemed to be their primary beneficiary and is required to consolidate this entity. We evaluate each special purpose entity “SPE” for classification as a VIE. When an SPE meets the definition of a VIE and we determine that HLSS is the primary beneficiary, we include the SPE in our Consolidated Financial Statements. Our Match funded advances are in an SPE along with related Match funded liabilities. We determined that this SPE is a VIE of which we are the primary beneficiary. The accounts of this SPE are included in our Consolidated Financial Statements.

Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to an SPE in exchange for cash. This SPE issues debt supported by collections on the transferred advances. We made these transfers under the terms of our advance facility agreements. These transfers do not qualify for sale accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred advances on our Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. We use collections on the advances pledged to the SPE to repay principal and to pay interest and the expenses of the entity. Holders of the debt issued by this entity can look only to the assets of the entity itself for satisfaction of the debt and have no recourse against HLSS. We did not provide financial or other support to the SPE during the current fiscal period, nor are we required to under the terms of our advance facility agreements.

The following table summarizes the assets and liabilities of the SPE formed in connection with our current match funded advance facility, at the dates indicated:

	December 31, 2012	December 31, 2011
Match funded advances	$3,098,198	$—
Related party receivables (1)	21,265	—
Other assets (2)	77,110	—

Total assets	$3,196,573	$—

Match funded liabilities	$2,690,821	$—
Other liabilities	2,203	—

Total liabilities	$2,693,024	$—

(1)	Relates to collections made by Ocwen on outstanding Match funded advances. This receivable represents the portion of Match funded advance collections that were in-transit to pay down our Match funded liabilities as of December 31, 2012. See Note 13 for more information about our Related party receivables.
(2)	Other assets principally include debt service accounts and debt issuance costs. See Note 5 for more information about our Other assets.

Cash and cash equivalents

Cash includes both interest-bearing and non-interest-bearing demand deposits with financial institutions with original maturities of 90 days and less. There were no restrictions on the use of the cash and cash equivalents balance as of December 31, 2012 and December 31, 2011.

Servicing Activities and Advances

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

Servicing advances are usually reimbursed from amounts received with respect to the related mortgage loan, including payments from the borrower or amounts received from the liquidation of the property securing the loan which is referred to as “loan level recovery.” Servicers generally have the right to cease making servicing advances on a loan if they determine that advances are not recoverable at the loan level. With respect to the Rights to MSRs that we own, Ocwen makes this determination in accordance with its stop advance policy. In the event that loan level recovery is not sufficient to reimburse the servicer in full for servicing advances made with respect to a mortgage loan, our pooling and servicing agreements provide that the servicer is entitled to be reimbursed from collections received with respect to other loans in the same securitized mortgage pool which is referred to as “pool level recovery.” We do not receive interest on servicing advances.

We may record a charge to earnings to the extent that we believe advances are uncollectible under the provisions of each servicing contract taking into consideration the projected collections under the applicable loan or pool relative to the advances outstanding and the projected future advances. However, the servicer is generally only obligated to advance funds to the extent that it believes the advances are recoverable from expected proceeds from the loan. We assess collectability using proprietary cash flow projection models which incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, time to a foreclosure sale, estimated costs of foreclosure action, future property tax payments and the value of the underlying property net of carrying costs, commissions and closing costs.

Notes Receivable—Rights to MSRs and Interest Income

We structured the purchase of the Rights to MSRs to convey to HLSS all the rights and rewards of ownership of mortgage servicing rights absent the necessary approvals required to allow us to become the named servicer under the applicable pooling and servicing agreements; however, until we receive the Required Third Party Consents, Ocwen will remain the named servicer of the related mortgage servicing rights. Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, specifically prohibits accounting for a transfer of servicing rights as a sale if legal title to such servicing rights has not passed to the purchaser. As a result, prior to receiving the Required Third Party Consents related to the mortgage servicing rights, we are required to account for the purchase of the Rights to MSRs as a financing. We initially recorded the Notes receivable—Rights to MSRs at the purchase price of the Rights to MSRs. We amortize the Notes receivable—Rights to MSRs using the prospective interest method of accounting. At each reporting date, we calculate the present value of the net cash flows related to the then outstanding UPB of the underlying mortgage servicing rights and adjust the carrying value of the Notes receivable—Rights to MSRs to this amount. The change in the carrying value of the Notes receivable—Rights to MSRs reduces the net servicing fees received by us with respect to the mortgage servicing rights and the servicing fees paid to Ocwen with respect to the mortgage servicing rights. We record the resulting amount as Interest income. Interest income is our primary source of income prior to receiving the Required Third Party Consents. See Note 9 for more information about how we calculate Interest income—notes receivable—Rights to MSRs.

Upon transfer of legal title, we believe we meet all the other sales treatment criteria under ASC 860 for the transfer of the mortgage servicing rights. If we obtain the Required Third Party Consents and become the legal owner of any mortgage servicing right:

•	we will be contractually obligated to service the mortgage loans underlying such mortgage servicing right in accordance with the related pooling and servicing agreement;

•

Ocwen will be contractually obligated to us pursuant to the subservicing agreement between HLSS and Ocwen to perform substantially all of the servicing functions it currently performs on our behalf relating to such mortgage servicing right, other than maintaining custodial accounts, remitting amounts from the custodial accounts and funding servicing advances pursuant to the terms of the related pooling and servicing agreement which are functions for which we will be responsible; and

•

we will account for the remaining balance of the Notes receivable—Rights to MSRs related to such mortgage servicing right as mortgage servicing rights to the extent we have received the Required Third Party Consents to transfer legal ownership of such mortgage servicing rights to us and will begin recording Servicing fee revenue related to the mortgage servicing right rather than Interest income—notes receivable—Rights to MSRs.

Servicing Fees, Base Fees, Ancillary Income and Performance Based Incentive Fees

Since we are not the named servicer for the mortgage loans underlying the Rights to MSRs, Ocwen will continue to be the named servicer for these loans and will receive the servicing fee associated with the mortgage servicing rights; however, Ocwen pays these servicing fees to us under the terms of the Purchase Agreement and related sale supplements specific to each asset purchase. We pay Ocwen a monthly base fee equal to 12% of the servicing fees collected each month. The monthly base fee payable to Ocwen varies from month to month based on the level of collections of principal and interest for the mortgage loans serviced. In addition to the monthly base fee, Ocwen retains any ancillary income (including investment income earned on any custodial accounts) payable to the servicer pursuant to the related pooling and servicing agreements. Ocwen also receives a performance based incentive fee to the extent the Servicing fee revenue that it collects for any given month exceeds the sum of the monthly base fee and the retained fee.

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

As determined by the terms of the Sale Supplement with respect to each mortgage servicing right, the performance based incentive fee payable in any month will be reduced by an amount equal to 4.25% or 6.5% per annum of the amount of any such excess servicing advances if the advance ratio exceeds a predetermined level for that month.

Derivative Financial Instruments

We are party to interest rate swap agreements that we recognize on our Consolidated Balance Sheet at fair value within other liabilities. On the date we entered into the interest rate swap agreements, we designated and documented them as hedges of the variable cash flows payable for floating rate interest expense on our borrowings (cash flow hedge). To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the hedged exposure. In addition, the documentation must include the risk management objective and strategy. We assess and document quarterly the derivatives’ effectiveness and expected effectiveness in offsetting the changes in the fair value or the cash flows of the hedged items. To assess effectiveness, we use statistical methods, such as regression analysis, as well as nonstatistical methods including dollar-offset analysis. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in other comprehensive income. We subsequently reclassify these changes in estimated fair value to net income in the same period, or periods, that the hedged transaction affects earnings and in the same financial statement category as the hedged item.

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

See Notes 3 and 8 for additional information regarding our interest rate swap agreements.

Match Funded Liabilities

The Advance Facility currently finances all of the outstanding advances associated with our Notes Receivable—Rights to MSRs. Match funded liabilities are a form of non-recourse debt that are collateralized by the servicing advances. Our match funded liability balance is driven primarily by the level of servicing advances and the advance borrowing rate which is defined as the collateral value of servicing advances divided by total servicing advances. The advance borrowing rates which are different for each type of six advance types were set at levels that enabled each class of notes issued pursuant to the advance financing facility to meet ratings criteria as determined by Standard & Poor’s. In addition, we are able to pledge deferred servicing fees as collateral for our Match funded liabilities.

Under the terms of the related indenture, the SPE created in connection with the Advance Facility are subject to various qualitative and quantitative covenants. We believe that we are currently in compliance with these covenants:

•	Restrictions on future investments and indebtedness;

•	Restrictions on sale or assignment of Match funded advances; and

•	Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying the indenture.

See Note 6 for additional information regarding our Match funded liabilities.

Interest Income—Other

Interest income—Other includes interest earned on cash accounts.

Related Party Revenue

Related party revenue consists of amounts due to us from Ocwen under the terms of the Ocwen Professional Services Agreement. Under the Ocwen Professional Services Agreement, we receive revenue for providing certain services to Ocwen which include valuation analysis of mortgage servicing rights, treasury management, legal and other similar services. We recognize revenue under the Ocwen Professional Services Agreement based on actual costs incurred plus an additional markup of 15%. See Note 13 for more information regarding our related party transactions.

Operating Expenses

Our operating expenses consist largely of compensation and benefits for our employees and fees payable to members of our Board of Directors. In addition, we incur general and administrative expenses for facilities, technology, communication and other expenses typical of public companies, including audit, legal and other professional fees.

Related Party Expenses

Altisource provides administrative services pursuant to the Altisource Administrative Services Agreement. Our operating expenses also include expenses related to the services we provide to Ocwen and the services provided by Ocwen to us under the Ocwen Professional Services Agreement. See Note 13 for more information regarding our related party transactions.

Organization Costs

Until the closing of the Offerings we were a development stage enterprise, and we classified our expenses as “Organization costs.” These organization costs include legal and accounting fees, registration fees and other costs incurred during the development stage to establish Home Loan Servicing Solutions, Ltd. and its subsidiaries. We expensed these costs as incurred. Organization costs were approximately $123; $273; and $18 for the years ended December 31, 2012; 2011 and 2010, respectively, and are included in General and administrative expenses.

Interest Expense

We primarily finance servicing advances with Match funded liabilities that accrue interest. Interest expense also includes amortization of deferred financing costs, non-use fees and any hedge related costs.

Interest expense is sensitive to the Match funded advance balance which is driven primarily by the delinquency rates and amount of UPB serviced. The speed at which delinquent loans are resolved affects our interest expense. For example, slower resolution of delinquencies will result in higher servicing advance balances and higher interest expense. In order to mitigate the interest expense impact of higher servicing advance balances, we reduce the performance based servicing fee payable to Ocwen in any month in which the advance ratio exceeds a predetermined level for that month. Additionally, we executed a hedging strategy designed to largely neutralize the impact of changes in interest rates over time. Our objective is to utilize hedges in an amount equal to our net exposure to interest rate increases on our Match funded liabilities which bear interest at floating interest rates, after taking into account our expected interest earning account balances which partially offset the impact of rising interest rates. If interest rates decline, the value of our hedges would decline. Should our hedging strategy prove ineffective or if we are not able to hedge all of our interest rate risk, rising interest rates would lead to higher interest expense.

Income Taxes

We were incorporated as an exempted company in the Cayman Islands which currently does not levy income taxes on individuals or companies. We expect to be treated as a Passive Foreign Investment Company (“PFIC”) under U.S. federal income tax laws with respect to our investing activities. Except for our subsidiaries that are engaged in management activities, including the management of servicing advance receivables, and are taxed as a corporations for U.S. federal income tax purposes, we do not expect to be treated as engaged in a trade or business in the United States and thus do not expect to be subject U.S. federal income taxation on the majority of our earnings.

We account for income taxes using the asset and liability method which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. As of December 31, 2012, we had deferred tax assets with full valuation allowances and no deferred tax liabilities.

Basic and Diluted Earnings per Share

We calculate basic earnings per share by dividing net income or loss by the weighted average ordinary shares outstanding for the period. For the years ended December 31, 2012 and 2011, there were no ordinary share equivalents or other securities that could potentially dilute basic earnings per share.

Dividends

When our Board of Directors declares cash dividends, we record a payable and charge retained earnings for the total amount of the dividends declared. If we lack sufficient retained earnings to pay the full amount of dividends declared we charge the excess amount to additional paid-in capital.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-04 (ASC 820, Fair Value Measurement): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and prescribe certain additional disclosures about fair value measurements, including: for fair value measurements within Level 3 of the fair value hierarchy, disclosing the valuation process used and the sensitivity of fair value measurement to changes in unobservable inputs; and for items not carried at fair value but for which fair value must be disclosed, categorization by level of the fair value hierarchy. Our adoption of this standard effective January 1, 2012 did not have a material impact on our Consolidated Financial Statements. See Note 3 for our fair value disclosures.

ASU 2011-05 (ASC 220, Comprehensive Income): Presentation of Comprehensive Income. Previously U.S. GAAP allowed reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates that option. This ASU also requires consecutive presentation of the statements of net income and comprehensive income and requires that an entity present reclassification adjustments from other comprehensive income to net income by component on the face of both the statement in which net income is presented and the statement in which other comprehensive income is presented. Issued on December 23, 2011, ASU 2011-12 defers indefinitely the provision regarding the presentation of reclassification adjustments. Our adoption of this standard effective January 1, 2012 did not have a material impact on our Consolidated Financial Statements.

2. ASSETS ACQUIRED AND LIABILITIES ASSUMED

On March 5, 2012, we used a portion of the net proceeds from our IPO to purchase the following:

•

the contractual right to receive the servicing fees and investment earnings on the custodial accounts related to mortgage servicing rights with respect to 116 pooling and servicing agreements with UPB of approximately $15.2 billion and the right to automatically obtain legal ownership, without any additional payment to Ocwen, of each mortgage servicing right upon the receipt of the Required Third Party Consents (these rights constitute the Rights to MSRs with respect to the mortgage servicing rights);

•	the outstanding servicing advances associated with the related pooling and servicing agreements; and

•	other assets related to the foregoing (collectively, the forgoing represent the Initial Acquisition).

We completed the Initial Acquisition pursuant to the Purchase Agreement and a related sale supplement, each dated February 10, 2012. Pursuant to the Advance Facility, we also assumed a related match funded servicing advance financing facility from Ocwen effective upon the closing of the Initial Acquisition. At closing on March 5, 2012, HLSS paid cash of $149,798 to Ocwen for the estimated purchase price of the Initial Purchased Assets (net of assumed liabilities), subject to certain closing adjustments. The purchase price for the Rights to MSRs was based on the value of such assets at the time HLSS entered into the Purchase Agreement and the estimated outstanding UPB of the underlying mortgage loans at closing. The purchase price for the associated servicing advances and other assets was equal to the net consolidated book value which approximated fair value, as of the purchase date of all assets and liabilities of the special purpose entities established in connection with the advance financing facility that owns these servicing advances. HLSS paid Barclays Bank PLC, an affiliate of Barclays Capital Inc., a conversion fee of $3,989 related to our assumption of the existing advance financing facility.

On March 31, 2012, HLSS and Ocwen, pursuant to the terms of the Purchase Agreement, agreed to a final purchase price of $138,792 for the Initial Purchased Assets (net of assumed liabilities of $359,176), reflecting post-closing adjustments of $11,006 that principally resulted from declines in Match funded advances. See Note 13 for more information regarding our related party transactions.

We made five additional asset purchases from Ocwen on May 1st, August 1st, September 13th, September 28th and December 26th, 2012 of Rights to MSRs for mortgage loans with approximately $67.5 billion of UPB together with the related servicing advances. These five asset purchases were all completed pursuant to the Purchase Agreement and sale supplement specific to each asset purchase.

The following table summarizes the purchase price of the assets and liabilities we acquired from Ocwen during 2012 and reconciles the cash used to acquire such assets and liabilities:

	Initial Purchase	Subsequent Purchases	Total
Notes receivable—Rights to MSRs	$62,458	$254,164	$316,622
Match funded advances (1)		2,827,227	2,827,227
Purchase of Advance SPE:
Match funded advances (1)	413,374		413,374
Other assets (1)	22,136		22,136
Match funded liabilities (1)	(358,335)		(358,335)
Other liabilities (1)	(841)		(841)
Net assets of Advance SPE	76,334		76,334
Purchase price, as adjusted	138,792	3,081,391	3,220,183
Amount due to Ocwen for post-closing adjustments		(1,410)	(1,410)

Cash used	$138,792	$3,079,981	$3,218,773

Sources:
Cash on-hand	$138,792	$685,654	$824,446
Match funded liabilities		2,394,327	2,394,327

Cash Used	$138,792	$3,079,981	$3,218,773

(1)	The cash used to purchase these assets and assume these liabilities are shown net within the “Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of notes receivable—Rights to MSRs” of the consolidated statement of cash flows.

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

We describe the methodologies that we use and key assumptions that we make to assess the fair value of instruments in more detail below:

Notes Receivable—Rights to MSRs

We established the value of the Notes Receivable—Rights to MSRs based on an appraisal prepared with the assistance of an independent valuation firm. This appraisal is prepared on a quarterly basis. Significant inputs into the valuation include the following:

•	Discount rates reflecting the risk of earning the future income streams from the Notes receivable—Rights to MSRs ranging from 15% to 22%.

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR + 4%.

•	Mortgage loan prepayment projections ranging from 12% to 27% of the related mortgage lifetime projected prepayment rate.

•	Delinquency rate projections ranging from 15% to 35% of the aggregate unpaid balance of the underlying mortgage loans.

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

The unobservable inputs that have the most significant effect on the fair value of Notes receivable—Rights to MSRs are the mortgage loan prepayment rate projections and delinquency rate projections; however, any significant increase (decrease) in discount rates, interest rates, mortgage loan prepayment projections or delinquency rate projections, each in isolation, would result in a substantially lower (higher) valuation.

Derivative Financial Instruments

Our derivatives are not exchange-traded, and therefore quoted market prices or other observable inputs are not available. The fair value of our interest rate swap agreements are based on certain information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. We have not adjusted the information obtained from the third-party pricing sources; however, we review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period, and other indicators that the information may not be accurate. We determined that potential credit and counterparty risks had an immaterial impact on the valuation of our derivatives. See Notes 1 and 8 for additional information on our derivative financial instruments.

The following table presents assets and liabilities measured at fair value on a recurring basis categorized by input level within the fair value hierarchy:

	Fair value	Level 1	Level 2	Level 3
At December 31, 2012:
Measured at fair value on a recurring basis:
Assets:
Notes receivable—Rights to MSRs	$303,705	$—	$—	$303,705

Total assets	$303,705	$—	$—	$303,705

Liabilities:
Derivative financial instruments	$1,076	—	—	$1,076

Total liabilities	$1,076	$—	$—	$1,076

We held no Level 3 assets or liabilities prior to the Initial Acquisition, on March 5, 2012. The following tables present reconciliations of the changes in fair value of our Level 3 assets which we measure at fair value on a recurring basis:

For the year ended December 31, 2012:	Note receivable —Rights to MSRs	Derivative Financial Instruments
Beginning balance	$—	$—

Purchases and reductions:
Purchases	316,622	—
Reductions	12,917	—

	303,705	—

Changes in fair value :
Included in net income	—	—
Included in other comprehensive income (loss) (1)	—	(1,076)

	—	(1,076)

Transfers in or out of Level 3	—	—

Ending balance	$303,705	$(1,076)

(1)	These losses are attributable to derivatives still held at December 31, 2012.

The following table shows the effect on the fair value of the Note receivable—Rights to MSRs assuming adverse changes to certain key assumptions used in valuing these assets at December 31, 2012 (in thousands):

	Discount Rate	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	1000 bps adverse change	1000 bps adverse change
December 31, 2012
Note Receivable—Rights to MSRs	$(11,786)	$(15,470)	$(45,540)

This sensitivity analysis above assumes a change is made to one key input, while holding all other inputs constant. As many of these inputs are correlated, a change in one input will likely impact other inputs which would ultimately impact the overall valuation.

The following table provides more quantitative information on our significant inputs used for valuing our Note Receivable—Rights to MSRs:

Asset	Unobservable Input	Low	High	Weighted Average
Note receivable—Rights to MSRs	Discount Rate	15%	22%	20%
	Prepayment Speeds	12%	27%	19%
	Delinquency Rates	15%	35%	29%

Presented below are the December 31, 2012 carrying values and fair value estimates of financial instruments not carried at fair value:

	Carrying Value	Fair Value
Financial assets:
Match funded advances	$3,098,198	$3,098,198

Total financial assets	$3,098,198	$3,098,198

Financial liabilities:
Match funded liabilities	$2,690,821	$2,697,840

Total financial liabilities	$2,690,821	$2,697,840

Match Funded Advances

The carrying value of our Match funded advances approximates fair value. This is because our Match funded advances have no stated maturity, generally are realized within a relatively short period of time and do not bear interest. The fair value measurements for Match funded advances are categorized as Level 3.

Match Funded Liabilities

Match funded liabilities include term notes that are publicly traded. The fair value estimate of the company’s term notes was determined by using market quotes provided by Bloomberg. We concluded that no adjustments are required to the quoted prices of the term notes. The level of trading, both in number of trades and amount of term notes traded, is at a level that the company believes market quotes to be a reasonable representation of the current fair market value of the term notes. All other Match funded liabilities are short term in nature and the carrying value generally approximates the fair value. The fair value measurements for Match funded liabilities are categorized as Level 3.

4. MATCH FUNDED ADVANCES

Match funded advances on residential loans we service for others, as more fully described in Note 1—Principles of Consolidation—Variable Interest Entities, are comprised of the following at the dates indicated:

	December 31, 2012	December 31, 2011
Principal and interest advances	$1,231,471	$—
Escrow advances	1,399,813	—
Corporate advances	466,914	—

	$3,098,198	$—

5. OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	December 31, 2012	December 31, 2011
Debt service accounts (1)	$67,776	$—
Debt issuance costs (2)	9,278	—
Interest-earning collateral deposits (3)	1,904	—
Other (4)	133	2,860

	$79,091	$2,860

(1)	Under our advance funding facility, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. We do not use the collected funds to reduce the related match funded debt until the payment dates specified in the indenture. The balance also includes amounts that we set aside to provide for possible shortfalls in the funds available to pay certain expenses and interest.
(2)	Costs at December 31, 2012 relate to Match funded liabilities. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.
(3)	Represents cash collateral held by the counterparty to our interest rate swap agreement as of December 31, 2012.
(4)	At December 31, 2011, Other primarily includes $2,777 of deferred offering costs. When we completed the IPO in March 2012, and the subsequent over-allotment exercise, we charged these costs (along with additional deferred offering costs of $1,154 incurred in 2012) to additional paid-in capital reducing the gross proceeds from the IPO to an amount net of offering costs.

6. MATCH FUNDED LIABILITIES

Match funded liabilities, as more fully described in Note 1—Principles of Consolidation—Variable Interest Entities, are comprised of the following at:

Borrowing Type	Interest Rate (1)	Maturity (2)	Amortization Date (2)	Unused Borrowing Capacity (3)	Balance Outstanding
					December 31, 2012	December 31, 2011
Class A-1 Term Note	134 bps	Oct. 2043	Oct. 2013	$—	$215,067	$—
Class B-1 Term Note	175 bps	Oct. 2043	Oct. 2013	—	17,807	—
Class C-1 Term Note	322 bps	Oct. 2043	Oct. 2013	—	8,903	—
Class D-1 Term Note	396 bps	Oct. 2043	Oct. 2013	—	8,223	—
Class A-2 Term Note	199 bps	Oct. 2045	Oct. 2015	—	387,121	—
Class B-2 Term Note	248 bps	Oct. 2045	Oct. 2015	—	32,053	—
Class C-2 Term Note	396 bps	Oct. 2045	Oct. 2015	—	16,026	—
Class D-2 Term Note	494 bps	Oct. 2045	Oct. 2015	—	14,800	—
Class A Variable Funding Note—1	1-Month LIBOR + 200 bps	Aug. 2043	Aug. 2013	47,975	287,025	—
Class B Variable Funding Note—1	1-Month LIBOR + 500 bps	Aug. 2043	Aug. 2013	6,506	26,494	—
Class C Variable Funding Note—1	1-Month LIBOR + 600 bps	Aug. 2043	Aug. 2013	3,089	12,911	—
Class D Variable Funding Note—1	1-Month LIBOR + 700 bps	Aug. 2043	Aug. 2013	2,965	13,035	—
Class A Variable Funding Note—2	1-Month LIBOR + 195 bps	Aug. 2043	Aug. 2013	96,951	574,049	—
Class B Variable Funding Note—2	1-Month LIBOR + 260 bps	Aug. 2043	Aug. 2013	12,012	52,988	—
Class C Variable Funding Note—2	1-Month LIBOR + 457 bps	Aug. 2043	Aug. 2013	6,179	25,821	—
Class D Variable Funding Note—2	1-Month LIBOR + 550 bps	Aug. 2043	Aug. 2013	5,930	26,070	—
Class A Variable Funding Note—3	1-Month LIBOR + 195 bps	Aug. 2043	Aug. 2013	96,951	574,049	—
Class B Variable Funding Note—3	1-Month LIBOR + 260 bps	Aug. 2043	Aug. 2013	12,012	52,988	—
Class C Variable Funding Note—3	1-Month LIBOR + 457 bps	Aug. 2043	Aug. 2013	6,179	25,821	—
Class D Variable Funding Note—3	1-Month LIBOR + 550 bps	Aug. 2043	Aug. 2013	5,930	26,070	—
Class A Term Money Market Fund Note	65 bps	Sep. 2013	Sep. 2012	—	183,462	—
Class B Term Money Market Fund Note	275 bps	Sep. 2044	Sep. 2014	—	28,500	—
Class A Draw Money Market Fund Note	1-Month LIBOR + 200 bps	Sep. 2044	Sep. 2014	—	81,538	—

				$302,679	$2,690,821	$—

(1)	The weighted average interest rate at December 31, 2012 was 2.71%. We pay interest monthly.
(2)	The amortization date is the date on which the revolving period ends under each Advance Facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the due date for all outstanding balances. After the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.

(3)	Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions. We pay a 0.75% fee on the unused borrowing capacity.

On April 26, 2012, we executed an amendment to the Advance Facility providing us with the ability to add and remove designated servicing agreements from the facility.

On September 13, 2012 we amended and restated our outstanding servicing advance financing facility with Barclays Bank PLC. We issued a $265,000 Rule 2a-7 money market eligible note with a one-year term and a fixed interest rate per annum of 0.65% and a “Class A” draw note with an expected two-year term and a variable interest rate of one month LIBOR + 200 bps.

On September 28, 2012, in connection with our second Follow-On purchase, a $28,500 “Class B” note was issued.

On October 17, 2012, we completed the issuance of $250,000 of one-year and $450,000 of three-year term fixed rate notes secured by servicing advance receivables at a weighted average interest spread over LIBOR of 1.55%. The proceeds were used to repay $600,000 in Class A through D term notes and to reduce borrowings on our Class A through D variable funding notes with a weighted average interest spread of 2.93%.

On December 26, 2012, Wells Fargo Securities, LLC and Credit Suisse AG, New York Branch committed to financing $800,000 each in the form of variable-funding notes issued by HLSS Servicer Advance Receivables Trust. We secured this financing in connection with our second follow-on offering purchase.

As of December 31, 2012, we had $302,679 of unused borrowing capacity. Our ability to continue to pledge collateral under our advance facility depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing. The debt covenants for our Advance Facility require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our Advance Facility.

We were in compliance with all our debt covenants as of December 31, 2012.

Analysis of Borrowing by Expected Maturity(1):

$ in thousands	December 31, 2012
2013	$2,130,783
2014	110,038
2015	450,000
2016	—
2017	—

Total debt	$2,690,821

(1)	The expected maturity date is the date on which the revolving period ends under each Advance Facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.

7. ORDINARY SHARES

Initial Public Offering

On March 5, 2012, we closed the IPO resulting in the issuance of 13,333,333 of our ordinary shares. The public offering price of the shares sold in the offering was $14.00 per share. The total gross proceeds from the offering to HLSS were $186,667. After deducting underwriting discounts and commissions and offering expenses paid by HLSS, the aggregate net proceeds we received totaled $170,486.

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

Issuance of Additional Ordinary Shares under the IPO

On April 2, 2012, we issued 129,600 additional ordinary shares to the underwriters in connection with the exercise of their over-allotment option under the IPO. The total gross proceeds from the issuance of these additional shares to HLSS were $1,814. After deducting underwriting discounts, commissions and expenses paid by HLSS, the aggregate net proceeds we received were $1,577.

First Follow on Offering

On September 12, 2012 we issued 16,387,500 of our ordinary shares at an offering price of $15.25 per share, 2,137,500 of which went to the underwriters in connection with the exercise of their over-allotment option. The total gross proceeds from the issuance of these additional shares to HLSS were $249,909. After deducting underwriting discounts, commissions and expenses paid by HLSS, the aggregate net proceeds we received were $236,034.

Second Follow on Offering

On December 24, 2012 we issued 25,300,000 of our ordinary shares at an offering price of $19.00 per share. In addition, the underwriters had an over-allotment option for the purchase of 3,795,000 shares. As of December 31, 2012, the over-allotment option remained outstanding. The total gross proceeds from the issuance of these shares to HLSS were $480,700. After deducting underwriting discounts, commissions and expenses paid by HLSS, the aggregate net proceeds we received were $462,261.

8. DERIVATIVE FINANCIAL INSTRUMENTS

Because our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreement. We control this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amounts of our contracts do not represent our exposure to credit loss. See notes 1 and 3 for additional information regarding our use of derivatives.

Interest Rate Management

We executed a hedging strategy aimed to mitigate the impact of changes in variable interest rates on the excess of interest rate sensitive liabilities over interest rate sensitive assets. We entered into interest rate swaps to hedge against the effects of a change in 1-Month LIBOR.

The following table provides information about our interest rate swaps at December 31, 2012:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Notional Amount	Fair Value
Designated as hedges:
Hedge the effects of changes in 1-Month LIBOR (2)	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	$147,351	$(759)
Hedge the effects of changes in 1-Month LIBOR (2)	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	44,221	(174)
Hedge the effects of changes in 1-Month LIBOR (2)	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	223,059	(143)

Total designated as hedges						$414,631	$(1,076)

Total						$414,631	$(1,076)

(1)	The effective date of the swap is the date from which monthly settlements begin to be computed.
(2)	Projected net settlements for the next twelve months total approximately $1,296 of payments to the counterparty. We designate these swaps as cash flow hedges and report them at fair value as a component of other liabilities. Unrealized losses of $1,076 related to our interest rate swaps are included in accumulated other comprehensive loss for the year ended December 31, 2012. There were no unrealized gains or losses attributable to derivatives for the year ended December 31, 2011. Given the current and expected effectiveness of our hedging arrangements, we do not expect any reclassifications from other comprehensive income into earnings associated with these hedging arrangements during the next twelve months.

The following table summarizes the use of derivatives during the year ended December 31, 2012:

Interest Rate Swaps
Notional balance at December 31, 2011	$—
Additions	534,946
Maturities	—
Terminations	—
Amortization	120,315

Notional balance at December 31, 2012	$414,631

9. INTEREST INCOME—NOTES RECEIVABLE—RIGHTS TO MSRS

Our primary source of revenue is the fees we are entitled to receive in connection with the servicing of mortgage loans. We account for these fees as interest income.

The following table shows how we calculated Interest income—notes receivable—Rights to MSRs for the years ended December 31:

	2012	2011	2010
Servicing fees collected	$117,789	$—	$—
Subservicing fee payable to Ocwen	50,173	—	—

Net servicing fees retained by HLSS	67,616	—	—
Reduction in notes receivable—Rights to MSRs	12,917	—	—

	$54,699	$—	$—

10. INTEREST EXPENSE

The following table presents the components of interest expense for the years ended December 31:

	2012	2011	2010
Match funded liabilities	$16,158	$—	$—
Amortization of debt issuance costs	6,960	—	—
Interest rate swaps	939	—	—

	$24,057	$—	$—

11. INCOME TAXES

Income taxes have been provided for based upon the tax laws and rates in countries in which we conduct operations and earn related income. Our effective tax rate was 0.2% for the year ended December 31, 2012 (0%, for the years ended December 31, 2011 and 2010). We base income tax provisions / (benefits) on expected annual income taxes calculated separately from the effect of significant, infrequent or unusual items. We are a Cayman Islands exempted company, and the Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation. Our subsidiaries are expected to be subject to U.S federal income taxation as corporations. HLSS Management, LLC is the employer of all of our U.S. based employees and earns income from its management activities. HLSS Holdings, LLC earns interest income as compensation for managing our Match funded advances and related financing activities. We computed income tax expense by applying the Federal and state combined rate of 38% to the earnings of these subsidiaries.

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The sources of income from continuing operations before income taxes for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
U.S. operations	$(3,430)	$(1)	$—
Non-U.S. operations	30,347	(272)	(18)

Total	$26,917	$(273)	$(18)

The components of the income tax provision from continuing operations for the year ended December 31, 2012 consisted of the following (we had no income tax provision or benefit for the year ended December 31, 2011 and 2010):

Current:
United States
Federal	$—
State	46
Non-U.S.	—

Current income tax provision (benefit)	$46

Deferred:
United States
Federal	$—
State	—
Non-U.S.	—
Deferred income tax provision (benefit)	—

Total income tax provision (benefit)	$46

The significant components of the Company’s deferred tax assets at December 31, 2012 consisted of the following (the Company had no deferred tax assets or liabilities at December 31, 2011 or 2010):

Deferred tax assets:
NOL carryforward	$1,188
Interest rate derivatives	408
Debt Issuance Costs	84
Accruals	75

Total deferred tax assets	$1,755
Valuation allowance	(1,755)

Net deferred tax assets	$—

As of December 31, 2012 the Company has net operating carryforwards of $2,827 and $3,776 for both U.S. federal and state and local tax purposes, respectively (2011 and 2010: $0). These carryforwards are available to offset future taxable income until they begin to expire in 2032 and 2022, respectively. The Company has no tax credit carryforwards for the years ended December 31, 2012, 2011, and 2010.

The Company conducts periodic evaluations of positive and negative evidence to determine whether it is more likely than not that some or all of the deferred tax assets will not be realized in future periods. Among the factors considered in this evaluation are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted. As a result of these evaluations, the Company recorded a valuation allowance for deferred tax assets of $1,755 as of December 31, 2012.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate for the year ended December 31, 2012 is as follows:

Statutory rate	34.0%
State and local income taxes	(0.5%)
Benefit of Non-U.S. operations (1)	(38.3%)
Valuation allowance	5.0%

Effective tax rate per Consolidated Statement of Income	0.2%

(1)	The majority of our earnings are at Home Loan Servicing Solutions, Ltd., a Cayman Islands entity, that is treated as a PFIC for U.S. federal income tax purposes.

No reconciliation is provided for the years ended December 31, 2011 or 2010 because prior to its IPO the Company was a developmental stage enterprise and did not have any taxable earnings.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities. As of December 31, 2012, the Company did not have any unrecognized tax benefits related to the current year or any previous year. Our policy is that we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year.

HLSS Holdings, LLC and HLSS Management, LLC file annual income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. The Company and its subsidiaries remain subject to examination for all periods since inception.

12. BUSINESS SEGMENT REPORTING

Our business strategy focuses on acquiring mortgage servicing assets consisting of mortgage servicing rights, rights to fees and other income from servicing mortgage loans, and associated servicing advances. As of December 31, 2012, we operate a single reportable business segment that holds Rights to MSRs.

13. RELATED PARTY TRANSACTIONS

We entered into various agreements with Ocwen and Altisource in connection with the Initial Acquisition. William C. Erbey, our founder and the Chairman of our Board of Directors, is also the Chairman of the Board of Directors and largest shareholder of Ocwen and the Chairman of the Board of Directors and largest shareholder of Altisource.

Purchase Agreement

The Purchase Agreement, in conjunction with the initial sale supplement dated February 10, 2012, the Flow One sale supplement dated May 1, 2012, the Flow Two sale supplement dated August 1, 2012 and the first Follow on Offering purchase sale supplements dated September 13, 2012 and September 28, 2012, and the second Follow On purchase dated December 26, 2012 set forth the terms of our purchase of the assets from Ocwen as described in Notes 1 and 2. So long as the Required Third Party Consents have not been obtained with respect to the transfer of legal ownership of any mortgage servicing right, Ocwen remains obligated to perform as servicer under the related pooling and servicing agreements, and we are required to pay Ocwen a monthly fee for the servicing activities it performs. We are also required to purchase any servicing advances that Ocwen is required to make pursuant to such pooling and servicing agreements.

The following table summarizes our transactions, beginning March 5, 2012, with Ocwen under the Purchase Agreement for the period ended December 31, 2012:

Servicing fees collected	$117,789
Subservicing fee payable to Ocwen	50,173

Net servicing fees retained by HLSS	67,616
Reduction in notes receivable—Rights to MSRs	12,917

$54,699

Servicing advances purchased from Ocwen in the ordinary course of business	$1,303,955

At December 31, 2012, Ocwen owed us $4,966 for servicing fees collected but not remitted to us, and we owed Ocwen $890 for the subservicing fee earned by Ocwen in December 2012. In addition, we had an outstanding receivable from Ocwen of $21,265 that relates to collections made by Ocwen on outstanding Match funded advances. Upon collection, Ocwen is contractually obligated to remit these collections to pay down our Match funded liabilities. This receivable represents the portion of Match funded advance collections that were in-transit to pay down our Match funded liabilities as of December 31, 2012. The Notes receivable—Rights to MSRs are due from Ocwen as of December 31, 2012.

Ocwen Professional Services Agreement

This agreement requires HLSS to provide certain services to Ocwen and for Ocwen to provide certain services to us for an initial term of six years, subject to renewal, with pricing terms intended to reflect market rates. Services provided by us under this agreement include valuation and analysis of mortgage servicing rights, advance financing management, treasury management, legal services and other similar services. Services provided by Ocwen under this agreement include legal, licensing and regulatory compliance support services, risk management services and other similar services. The services provided by the parties under this agreement are on an as-needed basis, and the fees represent actual costs incurred plus an additional markup of 15%.

At December 31, 2012, Ocwen owed us $1,322 and we owed Ocwen $40 for professional services provided pursuant to the Ocwen Professional Services Agreement. During the year ended December 31, 2012, we earned fees of $2,316 for services provided to Ocwen pursuant to the Professional Services Agreement. Additionally, during the year ended December 31, 2012, we incurred fees of $100 for services received from Ocwen pursuant to the Ocwen Professional Services Agreement.

Altisource Administrative Services Agreement

This agreement requires Altisource to provide certain administrative services to us for an initial term of six years, subject to renewal, with pricing terms intended to reflect market rates. Services provided to us under this agreement include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The services Altisource provides to us under this agreement are on an as-needed basis, and the fees we pay Altisource are based on the actual costs incurred by them plus an additional markup of 15%. During the year ended December 31, 2012, we paid Altisource $655 for services provided to us pursuant to the Altisource Administrative Services Agreement.

Subleases

During the year ended December 31, 2012, we paid Altisource $69 for the rental of office space under two sublease agreements.

Receivables from and Payables to Related Parties

The following table summarizes amounts receivable from and payable to related parties at the dates indicated:

	December 31, 2012	December 31, 2011
Servicing fees collected (1)	$4,966	$—
Professional services (2)	1,322	—
Advance collections (3)	21,265	—
Other	718	—

Receivables from Ocwen	$28,271	$—

Subservicing fees payable (4)	$890	$—
Professional services (2)	40	—
Other (5)	1,815	1,478

Payables to Ocwen	$2,745	$1,478

Payables to Altisource	$129	$9

(1)	Ocwen is required to remit to us servicing fees it collects on our behalf within two business days. The amount due from Ocwen at December 31, 2012 represents servicing fees collected but not remitted at the end of the month. We record servicing fees we collect less the subservicing fee we pay to Ocwen as Interest income as shown in Note 9.
(2)	The respective amounts are for professional services provided during 2012.
(3)	Upon collection, Ocwen is contractually obligated to remit Match funded advance collections to pay down our Match funded liabilities. This receivable represents the portion of Match funded advance collections that were in-transit to pay down our Match funded liabilities as of December 31, 2012.
(4)	The base fee and performance fee, if any, that comprise the servicing fee expense are calculated and paid to Ocwen within three business days following the end of the month.
(5)	At December 31, 2012 we owed Ocwen for certain purchase price adjustments pertaining to the second Follow On Offering purchase ($1,410). At December 31, 2011, we owed Ocwen $1,478 for offering costs associated with our IPO. Ocwen made certain of these payments on our behalf which we reimbursed in March 2012 after the completion of our IPO.

14. COMMITMENTS AND CONTINGENCIES

We may be party to various claims, legal actions, and complaints arising in the ordinary course of business. We monitor our legal matters, including advice from external legal counsel, and periodically perform assessments of these matters for potential loss accrual and disclosure. There are currently no probable matters outstanding that, in the opinion of management, will have a material effect on our Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows. There are also currently no reasonably possible matters outstanding that, in the opinion of management, will have a material effect on our Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

15. SUBSEQUENT EVENTS

On January 10, 2013, we paid cash dividends of $6,706 or $0.12 per ordinary share. On January 15, 2013, we declared a dividend of $0.12 per ordinary share to holders of record on January 31, 2013 to be paid on February 11, 2013.

On January 22, 2013, the underwriters exercised a portion of their over-allotment option from our December 24, 2012 offering of ordinary shares in the amount of 970,578 shares. We received net proceeds of $17,633 from the over-allotment exercise.

On January 22, 2013, we completed the issuance of $650,000 of one-year, $350,000 of three-year and $150,000 of five-year term notes secured by servicing advance receivables at a weighted average interest spread over LIBOR of 0.94%. The proceeds were used to reduce borrowings on our variable funding notes with a weighted average interest rate of one-month LIBOR plus 2.32%, and the aggregate outstanding commitments on the variable funding notes were reduced to $1 billion. Below is a schedule of the term notes by class:

Borrowing Type	Amount	Amortization Date	Maturity	Interest Rate (Yield)
Class A-1 Term Note	$562,355	January 2014	January 2044	90 bps
Class B-1 Term Note	44,887	January 2014	January 2044	125 bps
Class C-1 Term Note	22,303	January 2014	January 2044	165 bps
Class D-1 Term Note	20,455	January 2014	January 2044	250 bps
Class A-2 Term Note	302,807	January 2016	January 2046	150 bps
Class B-2 Term Note	24,170	January 2016	January 2046	175 bps
Class C-2 Term Note	12,010	January 2016	January 2046	250 bps
Class D-2 Term Note	11,013	January 2016	January 2046	325 bps
Class A-3 Term Note	129,774	January 2018	January 2048	230 bps
Class B-3 Term Note	10,359	January 2018	January 2048	275 bps
Class C-3 Term Note	5,147	January 2018	January 2048	350 bps
Class D-3 Term Note	4,720	January 2018	January 2048	450 bps

On February 7, 2013, we declared the following dividends:

Record Date	Payment Date	Amount per Ordinary Share
February 28, 2013	March 11, 2013	$0.13
March 29, 2013	April 10, 2013	$0.13