Form 10-Q
period 2013-03-31
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2013-04-18
CIK 1513161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of Ordinary Shares, $0.01 par value, outstanding as of April 18, 2013: 56,855,296 shares.

HOME LOAN SERVICING SOLUTIONS, LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$61,157	$76,048
Match funded advances	3,524,262	3,098,198
Notes receivable – Rights to MSRs	393,776	303,705
Related party receivables	14,385	28,271
Other assets	76,212	79,091

Total assets	$4,069,792	$3,585,313

Liabilities and Equity
Liabilities
Match funded liabilities	$3,120,861	$2,690,821
Dividends payable	7,391	6,706
Income taxes payable	12	46
Related party payables	34,950	2,874
Other liabilities	5,170	4,233

Total liabilities	3,168,384	2,704,680

Commitments and Contingencies (See Note 14)

Equity
Equity – Ordinary shares, $.01 par value; 200,000,000 shares authorized; 56,855,296 and 55,884,718 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	569	559
Additional paid-in capital	894,226	876,657
Retained earnings	7,676	4,493
Accumulated other comprehensive loss	(1,063)	(1,076)

Total equity	901,408	880,633

Total liabilities and equity	$4,069,792	$3,585,313

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

For the three months ended March 31,
	2013	2012
Revenue
Interest income – notes receivable – Rights to MSRs	$44,570	$2,945
Interest income – other	102	33

Total interest income	44,672	2,978
Related party revenue	407	251

Total revenue	45,079	3,229

Operating expenses
Compensation and benefits	1,166	365
Related party expenses	226	71
General and administrative expenses	645	191

Total operating expenses	2,037	627

Income from operations	43,042	2,602

Other expense
Interest expense	18,242	1,291

Total other expense	18,242	1,291

Income before income taxes	24,800	1,311
Income tax expense	12	17

Net income	$24,788	$1,294

Earnings per share
Basic	$0.44	$0.31

Diluted	$0.44	$0.31

Weighted average ordinary shares outstanding
Basic	56,628,828	4,187,975
Diluted	56,628,828	4,187,975
Dividends declared per share	$0.38	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

For the three months ended March 31,
	2013	2012

Net income	$24,788	$1,294

Other comprehensive income, net of tax:

Change in the value of designated cash flow hedges, net of tax (1)	13	284

Total other comprehensive income, net of tax	13	284

Comprehensive income	$24,801	$1,578

(1)	Because the associated derivative financial instrument is held in an entity that had full allowances on its deferred tax assets, there is no net income tax effect on the change in the value of the designated cash flow hedges.

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2012	55,884,718	$559	$876,657	$4,493	$(1,076)	$880,633
Net income		—	—	24,788	—	24,788
Other comprehensive income, net of tax					13	13
Issuance of ordinary shares, net of costs	970,578	10	17,569	—	—	17,579
Declaration of cash dividends ($0.38 per share)		—	—	(21,605)	—	(21,605)

Balance at March 31, 2013	56,855,296	$569	$894,226	$7,676	$(1,063)	$901,408

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2011	20,000	$—	$300	$(291)	$—	$9
Net income		—	—	1,294	—	1,294
Other comprehensive income, net of tax					284	284
Issuance of ordinary shares, net of costs	14,047,618	141	180,345	—	—	180,486
Declaration of cash dividends ($0.28 per share)		—	(2,936)	(1,003)	—	(3,939)

Balance at March 31, 2012	14,067,618	$141	$177,709	$—	$284	$178,134

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the periods ended March 31,	2013	2012
Cash flows from operating activities
Net income	$24,788	$1,294
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	3,106	457
Changes in assets and liabilities:
Decrease in match funded advances	277,141	4,785
Decrease (increase) in debt service accounts	5,498	(1,786)
Decrease (increase) in related party receivables	24,292	(1,425)
Increase in related party payables	32,076	3,062
(Increase) in other assets	(382)	(1,753)
Increase in other liabilities	575	1,885

Net cash provided by operating activities	367,094	6,519

Cash flows from investing activities
Purchase of notes receivable – Rights to MSRs	(100,737)	(62,495)
Reduction in notes receivable – Rights to MSRs	10,636	784
Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of notes receivable – Rights to MSRs	(713,582)	(87,303)

Net cash used in investing activities	(803,683)	(149,014)

Cash flows from financing activities
Proceeds from (repayment of) match funded liabilities, net	430,043	(982)
Payment of debt issuance costs	(5,036)	(3,989)
Proceeds from issuance of ordinary shares	17,633	184,300
Payment of offering costs	(22)	(3,117)
Payment of dividends to shareholders	(20,920)	—

Net cash provided by financing activities	421,698	176,212

Net increase (decrease) in cash	(14,891)	33,717
Cash at beginning of period	76,048	283

Cash at end of period	$61,157	$34,000

Supplemental non-cash financing activities
Dividends declared but not paid	$7,391	$3,939
Offering costs accrued but not paid	$32	$1,037
Debt issuance costs accrued but not paid	$309	$—

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise stated, except share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Home Loan Servicing Solutions, Ltd. and all of its wholly owned subsidiaries, HLSS Holdings, LLC and HLSS Management, LLC (collectively referred to throughout as “HLSS,” “us,” “our,” “we,” the “Company”) focus on acquiring mortgage servicing assets.

Basis of Presentation and Use of Estimates

We prepared the accompanying unaudited Condensed Consolidated Financial Statements in conformity with the instructions of the Securities and Exchange Commission (“SEC”) to Form 10-Q for interim financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly significant relate to our fair value measurements of Notes receivable – Rights to MSRs. Prior to our Initial Public Offering (“IPO”) on March 5, 2012 we were a developmental stage company. Therefore, our results for the three months ended March 31, 2012 do not reflect a full quarter of operations and are not fully comparable to the results for the three months ended March 31, 2013.

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

The following table summarizes the assets and liabilities of the SPE formed in connection with our current match funded advance facility, at the dates indicated:

	March 31, 2013	December 31, 2012
Match funded advances	$3,524,262	$3,098,198
Related party receivables(1)	—	21,265
Other assets (2)	73,830	77,110

Total assets	$3,598,092	$3,196,573

Match funded liabilities	$3,120,861	$2,690,821
Other liabilities	2,797	2,203

Total liabilities	$3,123,658	$2,693,024

(1)	Relates to collections made by Ocwen Financial Corporation and its subsidiaries (collectively “Ocwen”) on outstanding Match funded advances. This receivable represents the portion of Match funded advance collections that were in-transit to pay down our Match funded liabilities as of each presented period. See Note 13 for more information about our Related party receivables.
(2)	Other assets principally include debt service accounts and debt issuance costs. See Note 5 for more information about our Other assets.

Certain disclosures included in the company’s annual report are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The company has condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2012 which was filed with the U.S. Securities and Exchange Commission on February 7, 2013.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) ASU 2012-04. This ASU makes technical corrections and improvements to a variety of topics in the Codification. The changes include source literature amendments, guidance clarification, reference corrections and relocated guidance. The ASU also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. Our adoption of this standard effective January 1, 2013 did not have a material impact on our Interim Condensed Consolidated Financial Statements.

Accounting Standards Update (“ASU”) ASU 2013-01. This ASU limits the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. Our adoption of this standard effective January 1, 2013 did not have a material impact on our Interim Condensed Consolidated Financial Statements.

Accounting Standards Update (“ASU”) 2013-02. The ASU enhances the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). The ASU sets requirements for presentation for significant items reclassified to net income in their entirety during the period and for items not reclassified to net income in their entirety during the period. It requires companies to present information about reclassifications out of AOCI in one place. It also requires companies to present reclassifications by component when reporting changes in AOCI balances. Our adoption of this standard effective January 1, 2013 did not have a material impact on our Interim Condensed Consolidated Financial Statements.

2.	ASSETS ACQUIRED AND LIABILITIES ASSUMED

On March 13, 2013, we executed our third flow purchase “Flow 3” wherein we used cash flows from operations to purchase the following:

•

the contractual right to receive the servicing fees related to mortgage servicing rights with respect to 93 pooling and servicing agreements with UPB of approximately $15.9 billion and the right to automatically obtain legal ownership, without any additional payment to Ocwen, of each mortgage servicing right upon the receipt of the necessary approvals and consents (“Required Third Party Consents”) (these rights constitute the Rights to MSRs with respect to the mortgage servicing rights); and

•	the outstanding servicing advances associated with the related pooling and servicing agreements.

The following table summarizes the purchase price of the assets we acquired from Ocwen during the period ended March 31, 2013 and reconciles the cash used to acquire such assets:

Total
Notes receivable – Rights to MSRs	$100,707
Match funded advances (1)	703,206
Purchase price, as adjusted	803,913
Amount due from Ocwen for post-closing adjustments	10,406

Cash used	$814,319

Sources:
Cash on-hand	$153,142
Match funded liabilities	661,177

Cash used	$814,319

(1)	The cash used to purchase these assets are shown net within the “Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of notes receivable – Rights to MSRs” of the interim condensed consolidated statement of cash flows.

On March 5, 2012, we used a portion of the net proceeds from our IPO to purchase the following:

•

the contractual right to receive the servicing fees related to mortgage servicing rights with respect to 116 pooling and servicing agreements with UPB of approximately $15.2 billion and the right to automatically obtain legal ownership, without any additional payment to Ocwen, of each mortgage servicing right upon the receipt of the Required Third Party Consents (these rights constitute the Rights to MSRs with respect to the mortgage servicing rights);

•	the outstanding servicing advances associated with the related pooling and servicing agreements; and

•	other assets related to the foregoing.

The following table summarizes the purchase price of the assets and liabilities we acquired from Ocwen during the period ended March 31, 2012 and reconciles the cash used to acquire such assets and liabilities:

Total
Notes receivable – Rights to MSRs	$62,458
Purchase of Advance SPE:
Match funded advances (1)	413,374
Other assets (1)	22,136
Match funded liabilities (1)	(358,335)
Other liabilities (1)	(841)
Net assets of Advance SPE	76,334
Purchase price, as adjusted	138,792
Amount due from Ocwen for post-closing adjustments	11,006
Cash used	$149,798

Sources:
Cash on-hand	$149,798

Match funded liabilities
Cash used	$149,798

(1)	The cash used to purchase these assets are shown net within the “Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of notes receivable – Rights to MSRs” of the interim condensed consolidated statement of cash flows.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

We describe the methodologies that we use and key assumptions that we make to assess the fair value of instruments in more detail below:

Notes Receivable – Rights to MSRs

We established the value of the Notes Receivable – Rights to MSRs based on an appraisal prepared with the assistance of an independent valuation firm. This appraisal is prepared on a quarterly basis. Significant inputs into the valuation include the following:

•	Discount rates reflecting the risk of earning the future income streams from the Notes receivable – Rights to MSRs ranging from 16% to 22%.

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR + 4%.

•	Mortgage loan prepayment projections ranging from 12% to 26% of the related mortgage lifetime projected prepayment rate.

•	Delinquency rate projections ranging from 15% to 35% of the aggregate unpaid balance of the underlying mortgage loans.

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

The unobservable inputs that have the most significant effect on the fair value of Notes receivable – Rights to MSRs are the mortgage loan prepayment rate projections and delinquency rate projections; however, any significant increase (decrease) in discount rates, interest rates, mortgage loan prepayment projections or delinquency rate projections, each in isolation, would result in a substantially lower (higher) valuation.

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

The following tables present assets and liabilities measured at fair value on a recurring basis categorized by input level within the fair value hierarchy as of the dates indicated:

	Fair value	Level 1	Level 2	Level 3
At March 31, 2013:
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$393,776	$—	$—	$393,776

Total assets	$393,776	$—	$—	$393,776

Liabilities:
Derivative financial instruments	$1,063	—	—	$1,063

Total liabilities	$1,063	$—	$—	$1,063

	Fair value	Level 1	Level 2	Level 3
At December 31, 2012:
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$303,705	$—	$—	$303,705

Total assets	$303,705	$—	$—	$303,705

Liabilities:
Derivative financial instruments	$1,076	—	—	$1,076

Total liabilities	$1,076	$—	$—	$1,076

The following tables present reconciliations of the changes in fair value of our Level 3 assets which we measure at fair value on a recurring basis:

	2013		2012
For the three months ended March 31,	Note receivable – Rights to MSRs	Derivative Financial Instruments	Note receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$303,705	$(1,076)	$—	$—

Purchases and reductions:
Purchases	100,707	—	62,458	—
Reductions	(10,636)	—	(784)	—

	393,776	(1,076)	61,674	—

Changes in fair value:
Included in net income	—	—	—	—
Included in other comprehensive income (1)	—	13	—	284

	—	13	—	284

Transfers in or out of Level 3	—	—	—	—

Ending balance	$393,776	$(1,063)	$61,674	$284

(1)	These gains are attributable to derivatives still held at March 31, 2013 and March 31, 2012, respectively.

The following table shows the effect on the fair value of the Note receivable – Rights to MSRs assuming adverse changes to certain key assumptions used in valuing these assets at March 31, 2013 and December 31, 2012 (in thousands):

	Discount Rate	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	1000 bps adverse change	1000 bps adverse change
March 31, 2013
Note Receivable – Rights to MSRs	$(11,850)	$(17,587)	$(50,616)

	Discount Rate	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	1000 bps adverse change	1000 bps adverse change
December 31, 2012
Note Receivable – Rights to MSRs	$(11,786)	$(15,470)	$(45,540)

This sensitivity analysis above assumes a change is made to one key input, while holding all other inputs constant. As many of these inputs are correlated, a change in one input will likely impact other inputs which would ultimately impact the overall valuation.

The following table provides additional quantitative information on our significant inputs used for valuing our Note Receivable – Rights to MSRs as of March 31, 2013 and December 31, 2012, respectively:

March 31, 2013

Asset	Unobservable Input	Low	High	Weighted Average
Note receivable – Rights to MSRs	Discount Rate	16%	22%	20%
	Prepayment Speeds	12%	26%	20%
	Delinquency Rates	15%	35%	28%

December 31, 2012

Asset	Unobservable Input	Low	High	Weighted Average
Note receivable – Rights to MSRs	Discount Rate	15%	22%	20%
	Prepayment Speeds	12%	27%	19%
	Delinquency Rates	15%	35%	29%

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value at the dates indicated:

	March 31, 2013	March 31, 2013	December 31, 2012	December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Match funded advances	$3,524,262	$3,524,262	$3,098,198	$3,098,198

Total financial assets	$3,524,262	$3,524,262	$3,098,198	$3,098,198

Financial liabilities:
Match funded liabilities	$3,120,861	$3,136,120	$2,690,821	$2,697,840

Total financial liabilities	$3,120,861	$3,136,120	$2,690,821	$2,697,840

Match Funded Advances

The carrying value of our Match funded advances approximates fair value. This is because our Match funded advances have no stated maturity, generally are realized within a relatively short period of time and do not bear interest. The fair value measurements for Match funded advances are categorized as Level 3.

Match Funded Liabilities

Match funded liabilities include term notes that are publically traded. The fair value estimate of the company’s fixed rate debt was determined by using broker quotes. We concluded that no adjustments are required to the quoted prices. The level of trading, both in number of trades and amount of term notes traded, is at a level that the company believes market quotes to be a reasonable representation of the current fair market value of the term notes. All other Match funded liabilities are short term in nature and the carrying value generally approximates the fair value. The fair value measurements for Match funded liabilities are categorized as Level 3.

4.	MATCH FUNDED ADVANCES

Match funded advances on residential loans we service for others are comprised of the following at the dates indicated:

	March 31, 2013	December 31, 2012
Principal and interest advances	$1,331,129	$1,231,471
Escrow advances	1,598,496	1,399,813
Corporate advances	594,637	466,914

	$3,524,262	$3,098,198

5.	OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	March 31, 2013	December 31, 2012
Debt service accounts (1)	$62,277	$67,776
Debt issuance costs (2)	11,516	9,278
Interest-earning collateral deposits (3)	2,014	1,904
Other	405	133

	$76,212	$79,091

(1)	Under our advance funding facility, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. We do not use the collected funds to reduce the related match funded debt until the payment dates specified in the indenture. The balance also includes amounts that we set aside to provide for possible shortfalls in the funds available to pay certain expenses and interest.
(2)	Costs relate to Match funded liabilities. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.
(3)	Represents cash collateral held by the counterparty to our interest rate swap agreements.

6.	MATCH FUNDED LIABILITIES

Match funded liabilities are comprised of the following at the dates indicated:

				Unused Borrowing Capacity (4)	Balance Outstanding
Borrowing Type(1)	Interest Rate (2)	Maturity (3)	Amortization Date (3)		March 31, 2013(5)	December 31, 2012
Series 2012 T1 Term Notes	134 – 396 bps	Oct. 2043	Oct. 2013	$—	$250,000	$250,000
Series 2012 T2 Term Notes	199 – 494 bps	Oct. 2045	Oct. 2015	—	450,000	450,000
Series 2013 T1 Term Notes	90 – 249 bps	Jan. 2044	Jan. 2014	—	650,000	—
Series 2013 T2 Term Notes	150 – 323 bps	Jan. 2046	Jan. 2016	—	350,000	—
Series 2013 T3 Term Notes	229 – 446 bps	Jan. 2048	Jan. 2018	—	150,000	—

				Unused Borrowing Capacity (4)	Balance Outstanding
Borrowing Type(1)	Interest Rate (2)	Maturity (3)	Amortization Date (3)		March 31, 2013(5)	December 31, 2012
Series 1 Variable Funding Notes	1-Month LIBOR + 200 – 700 bps	Aug. 2043	Aug. 2013	$99,273	$300,727	$339,465
Series 2 Variable Funding Notes	1-Month LIBOR + 120 – 475 bps	Aug. 2043	Aug. 2013	111,683	338,317	678,928
Series 3 Variable Funding Notes	1-Month LIBOR + 120 – 475 bps	Aug. 2043	Aug. 2013	111,683	338,317	678,928
Class A Term Money Market Fund Note(6)	65 bps	Sep. 2013	Sep. 2012	—	122,308	183,462
Class B Term Money Market Fund Note	275 bps	Sep. 2044	Sep. 2014	—	28,500	28,500
Class A Draw Money Market Fund Note(6)	1-Month LIBOR + 200 bps	Sep. 2044	Sep. 2014	—	142,692	81,538

				$322,639	$3,120,861	$2,690,821

(1)	Each Match funded liability series has four classes, an A, B, C and D class.
(2)	The weighted average interest rate at March 31, 2013 was 1.81%. We pay interest monthly.
(3)	The amortization date is the date on which the revolving period ends under each Advance Facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the due date for all outstanding balances. After the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.
(4)	Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions. We pay a 0.75% fee on the unused borrowing capacity. Concurrent with Flow 3, the aggregate commitment on our variable funding notes was increased from $1.0 billion to $1.3 billion.
(5)	On January 22, 2013, we completed the issuance of $650,000 of one-year, $350,000 of three-year and $150,000 of five-year term notes (“2013 Term Notes”). Issuance of the 2013 Term Notes allowed us to reduce the outstanding borrowings on all classes of the Variable Funding Note Series 2 and 3 Notes.
(6)	The Class A Term Money Market Fund Note and Class A Draw Money Market Fund Note have a combined maximum borrowing capacity of $265,000. By design, the Class A Term Money Market Fund Note balance is reduced periodically as this note approaches its maturity on September 12, 2013. The reductions on the Class A Term Money Market Fund Note were offset by additional borrowings on the Class A Draw Money Market Fund Note so that the combined balance of these notes was equal to $265,000 at March 31, 2013 and December 31, 2012.

Analysis of Borrowing by Expected Maturity(1):

Year of Expected Maturity Date	As of March 31, 2013
2013	$1,349,669
2014	821,192
2015	450,000
2016	350,000
2017 and thereafter	150,000

Total debt	$3,120,861

(1)	The expected maturity date is the date on which the revolving period ends under each Advance Facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.

7.	ORDINARY SHARES

Movements in the number of ordinary shares issued during the three months ended March 31, 2013 and March 31, 2012 are represented in the table below:

	2013	2012
Ordinary shares issued - beginning balance	55,884,718	20,000
Issuance of new ordinary shares	970,578	14,047,618

Ordinary shares issued – ending balance	56,855,296	14,067,618

8.	DERIVATIVE FINANCIAL INSTRUMENTS

We are party to interest rate swap agreements that we recognize on our Interim Condensed Consolidated Balance Sheet at fair value within other liabilities. On the date we entered into the interest rate swap agreements, we designated and documented them as hedges of the variable cash flows payable for floating rate interest expense on our borrowings (cash flow hedge). To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the hedged exposure. In addition, the documentation must include the risk management objective and strategy. We assess and document quarterly the derivatives’ effectiveness and expected effectiveness in offsetting the changes in the fair value or the cash flows of the hedged items. To assess effectiveness, we use statistical methods, such as regression analysis, as well as nonstatistical methods including dollar-offset analysis. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in other comprehensive income. We subsequently reclassify these changes in estimated fair value to net income in the same period or periods that the hedged transaction affects earnings and in the same financial statement category as the hedged item.

If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, we reclassify related amounts in accumulated other comprehensive income (loss) into earnings in the same period or periods during which the cash flows that were hedged affect earnings. In a period where we determine that it is probable that a hedged forecasted transaction will not occur, such as variable-rate interest payments on debt that has been repaid in advance, any related amounts in accumulated other comprehensive income are reclassified into earnings in that period.

Because our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreement. We control this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amounts of our contracts do not represent our exposure to credit loss. See note 3 for additional information regarding our use of derivatives.

Interest Rate Management

We executed a hedging strategy aimed to mitigate the impact of changes in variable interest rates on the excess of interest rate sensitive liabilities over interest rate sensitive assets. We entered into interest rate swaps to hedge against the effects of a change in 1-Month LIBOR.

The following table provides information about our interest rate swaps at March 31, 2013:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Notional Amount	Fair Value
Designated as hedges:
Hedge the effects of changes in 1-Month LIBOR (2)	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	$125,313	$(619)
Hedge the effects of changes in 1-Month LIBOR (2)	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	38,025	(133)
Hedge the effects of changes in 1-Month LIBOR (2)	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	217,662	93
Hedge the effects of changes in 1-Month LIBOR (2)	January 2013	January 2014	July 2014	0.3375%	1-Month LIBOR	307,043	(33)
Hedge the effects of changes in 1-Month LIBOR (2)	January 2013	January 2016	December 2017	1.3975%	1-Month LIBOR	338,009	(371)

Total designated as hedges						1,026,052	(1,063)

Total						$1,026,052	$(1,063)

The following table provides information about our interest rate swaps at December 31, 2012:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Notional Amount	Fair Value
Designated as hedges:
Hedge the effects of changes in 1-Month LIBOR	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	$147,351	$(759)
Hedge the effects of changes in 1-Month LIBOR	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	44,221	(174)
Hedge the effects of changes in 1-Month LIBOR	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	223,059	(143)

Total designated as hedges						414,631	(1,076)

Total						$414,631	$(1,076)

(1)	The effective date of the swap is the date from which monthly settlements begin to be computed.
(2)	Projected net settlements for the next twelve months total approximately $1,280 of payments to the counterparty. Unrealized losses of $1,063 related to our interest rate swaps are included in accumulated other comprehensive loss for the three months ended March 31, 2013. There were $284 of unrealized gains attributable to derivatives for the three months ended March 31, 2012. Given the current and expected effectiveness of our hedging arrangements, we do not expect any reclassifications from other comprehensive income into earnings associated with these hedging arrangements during the next twelve months.

The following table summarizes the use of derivatives during the three months ended March 31:

	2013	2012
Notional balance at beginning of period	$414,631	$—
Additions	645,052	235,058
Maturities	—	—
Terminations	—	—
Amortization	33,631	—

Notional balance at end of period	$1,026,052	$235,058

9.	INTEREST INCOME – NOTES RECEIVABLE – RIGHTS TO MSRs

Our primary source of revenue is the fees we are entitled to receive in connection with the servicing of mortgage loans. We account for these fees as interest income.

The following table shows how we calculated Interest income—notes receivable – Rights to MSRs for the three months ended March 31:

	2013	2012
Servicing fees collected	$102,258	$6,461
Subservicing fee payable to Ocwen	47,052	2,732

Net servicing fees retained by HLSS	55,206	3,729
Reduction in notes receivable – Rights to MSRs	10,636	784

	$44,570	$2,945

10.	INTEREST EXPENSE

The following table presents the components of interest expense for the three months ended March 31:

	2013	2012
Match funded liabilities	$14,781	$791
Amortization of debt issuance costs	3,106	457
Interest rate swaps	355	43

	$18,242	$1,291

11.	INCOME TAXES

Income taxes have been provided for based upon the tax laws and rates in countries in which we conduct operations and earn related income. Our effective tax rate was 0.1% for the three months ended March 31, 2013 (1.3%, for the three months ended March 31, 2012). As of March 31, 2013 we have net operating loss carryforwards of $2,359 and $3,512, for U.S. federal and state and local tax, respectively. These carryforwards are available to offset future taxable income until they begin to expire in 2032 and 2022, respectively. We are a Cayman Islands exempted company, and the Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation. Our subsidiaries are expected to be subject to U.S federal income taxation as corporations.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of March 31, 2013, the Company did not have any unrecognized tax benefits related to the current period or any previous period. Our policy is that we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the period.

12.	BUSINESS SEGMENT REPORTING

Our business strategy focuses on acquiring mortgage servicing assets consisting of mortgage servicing rights, rights to fees and other income from servicing mortgage loans, and associated servicing advances. As of March 31, 2013, we operate a single reportable business segment that holds Rights to MSRs.

13.	RELATED PARTY TRANSACTIONS

We entered into various agreements with Ocwen and Altisource Portfolio Solutions, S.A. (“Altisource”) in connection with our IPO on March 5, 2012. William C. Erbey, our founder and the Chairman of our Board of Directors, is also the Chairman of the Board of Directors and largest shareholder of Ocwen and the Chairman of the Board of Directors and largest shareholder of Altisource.

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

The following table summarizes our transactions with Ocwen for the three months ended March 31:

	2013	2012
Servicing fees collected	$102,258	$6,461
Subservicing fee payable to Ocwen	47,052	2,732

Net servicing fees retained by HLSS	55,206	3,729
Reduction in Notes receivable – Rights to MSRs	10,636	784

	$44,570	$2,945

Servicing advances purchased from Ocwen in the ordinary course of business	$695,105	$95,889

At March 31, 2013 Ocwen owed us $3,064 for servicing fees collected but not remitted to us, and we owed Ocwen $17,056 for the subservicing fee earned by Ocwen in March 2013. The Notes receivable – Rights to MSRs are due from Ocwen as of March 31, 2013.

Ocwen Professional Services Agreement

We have a professional services agreement with Ocwen that requires us to provide certain services to Ocwen and for Ocwen to provide certain services with pricing terms intended to reflect market rates. Services provided by us under this agreement include valuation and analysis of mortgage servicing rights, advance financing management, treasury management, legal services and other similar services. Services provided by Ocwen under this agreement include legal, licensing and regulatory compliance support services, risk management services and other similar services. The services provided by the parties under this agreement are on an as-needed basis, and the fees represent actual costs incurred plus an additional markup of 15%.

At March 31, 2013, Ocwen owed us $407 for professional services provided pursuant to the Ocwen Professional Services Agreement. During the three months ended March 31, 2013 and March 31, 2012, we earned fees of $407 and $251, respectively, for services provided to Ocwen pursuant to the Professional Services Agreement. Additionally, during the three months ended March 31, 2013 and March 31, 2012, we incurred fees of $30 and $10, respectively, for services received from Ocwen pursuant to the Ocwen Professional Services Agreement.

Altisource Administrative Services Agreement

This agreement requires Altisource to provide certain administrative services to us with pricing terms intended to reflect market rates. Services provided to us under this agreement include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The services Altisource provides to us under this agreement are on an as-needed basis, and the fees we pay Altisource are based on the actual costs incurred by them plus an additional markup of 15%. During the three months ended March 31, 2013 and March 31, 2012, we paid Altisource $196 and $61, respectively, for services provided to us pursuant to the Altisource Administrative Services Agreement.

Subleases

During the three months ended March 31, 2013 and March 31, 2012 we paid Altisource $20 and $7, respectively, for the rental of office space under two sublease agreements.

Receivables from and Payables to Related Parties

The following table summarizes amounts receivable from and payable to related parties at the dates indicated:

	March 31, 2013	December 31, 2012
Servicing fees collected (1)	$3,064	$4,966
Professional services (2)	407	1,322
Advance collections (3)	—	21,265
Other(4)	10,914	718

Receivables from Ocwen	$14,385	$28,271

Subservicing fees payable (5)	$17,056	$890
Advances made (6)	17,758	—
Professional services (2)	—	40
Other	—	1,815

Payables to Ocwen	$34,814	$2,745

Payables to Altisource	$136	$129

(1)	Ocwen is required to remit to us servicing fees it collects on our behalf within two business days. The amount due from Ocwen at March 31, 2013 represents servicing fees collected but not remitted at the end of the month. We record servicing fees we collect less the subservicing fee we pay to Ocwen as Interest income as shown in Note 9.
(2)	The respective amounts are for professional services provided during the periods indicated.
(3)	Upon collection, Ocwen is contractually obligated to remit Match funded advance collections to pay down our Match funded liabilities. This receivable represents the portion of Match funded advance collections that were in-transit to pay down our Match funded liabilities as of the period indicated.
(4)	At March 31, 2013 Ocwen owed us $10,406 for certain purchase price adjustments pertaining to the Flow 3 purchase.
(5)	The base fee and performance fee, if any, that comprise the servicing fee expense are calculated and paid to Ocwen within three business days following the end of the month.
(6)	At March 31, 2013 we owed Ocwen for advances made on our behalf. Ocwen is still the named servicer for the securitizations where we currently own Rights to MSRs. Thus, any advances Ocwen makes to these securitizations are an obligation for us, and we reimburse Ocwen at agreed upon settlement dates.

14.	COMMITMENTS AND CONTINGENCIES

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

15.	SUBSEQUENT EVENTS

Subsequent to our balance sheet date of March 31, 2013 we:

•	Paid cash dividends of $7,391 or $0.13 per ordinary share (April 10, 2013);
•	Declared a monthly dividend of $0.14 per ordinary share with respect to April, May and June 2013 (April 18, 2013).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands unless otherwise stated, except share data)

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

These forward-looking statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance as they are subject to certain assumptions, inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•

estimates regarding prepayment speeds, delinquency rates, servicing advances, amortization of mortgage servicing assets, interest income, operating costs, advance financing costs and other drivers of our results;

•	assumptions related to sources of liquidity, our ability to fund servicing advances and the adequacy of our financial resources;
•	our ability to obtain the Required Third Party Consents to become the named servicer of the mortgage servicing rights;
•	our ability to pay monthly dividends;
•

assumptions about the availability of additional portfolios of subprime and Alt-A mortgage servicing rights and our ability to acquire additional mortgage servicing assets from Ocwen Financial Corporation and its subsidiaries (collectively “Ocwen”) and others;

•	the performance of Ocwen as mortgage servicer and our ability to add new mortgage servicing assets on terms consistent with our business and economic model;
•	assumptions about the effectiveness of our hedging strategy;
•	expectations regarding incentive fees in our servicing contract and the stability of our gross servicing margin;
•	our competitive position;
•	the susceptibility of our mortgage servicing assets to fluctuations in valuation;
•	uncertainty related to future government regulation;

•	assumptions regarding the availability of refinancing options for subprime and Alt-A borrowers;
•	assumptions regarding our tax rate and decisions by taxing authorities;
•	general economic and market conditions; and
•	assumptions regarding amount and timing of debt or equity offerings.

Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our Form 10-K dated February 7, 2013. Forward-looking statements speak only as of the date they were made and should not be relied upon. Home Loan Servicing Solutions, Ltd. (“HLSS”, the “Company”, “us”, “our” or “we”) undertakes no obligation to update or revise forward-looking statements.

For more information on the uncertainty of forward-looking statements, see “Risk Factors” within our Form 10-K dated February 7, 2013.

INTRODUCTION

The following discussion of our results of operations, change in financial condition and liquidity should be read in conjunction with our Interim Condensed Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-Q and within our Form 10-K dated February 7, 2013.

OVERVIEW

Strategic Priorities

Now in our second year of operations, we continue to execute upon our chief objective which is to acquire mortgage servicing assets. During the current quarter, we completed our third flow purchase from Ocwen since our inception (“Flow 3”). Flow 3 added $15.9 billion of UPB to our servicing portfolio, and we currently hold the rights to service $92.5 billion of UPB as of March 31, 2013.

We intend to continue to acquire additional mortgage servicing rights in two ways:

•

In order to remain fully invested and to offset the impact of prepayments in our servicing portfolio, we expect to continue to utilize cash flow from operations in excess of our dividend to purchase servicing assets that are similar to our current portfolio. We will refer to such transactions as flow transactions which we expect to take place at regular intervals. Certain terms of such flow transactions—including the servicing incentive fee and advance ratio targets—will vary from transaction to transaction. We expect to be able to maintain or moderately grow the size of our servicing portfolio over time through these transactions.

•

We may issue additional debt or equity to allow us to execute larger purchases of mortgage servicing assets. These follow-on purchases will be subject to market conditions and will likely require that additional advance financing capacity be arranged in advance or concurrent with each transaction.

Ocwen stated that as of March 31, 2013 it has servicing assets with over $100 billion of UPB that are similar to the assets that HLSS purchased in the transactions described above. We believe Ocwen’s servicing assets potentially provide a strong servicing asset pipeline, one which could help grow our servicing portfolio. We believe that Ocwen perceives that it has benefited from the transfer of Rights to MSRs to us. Although we cannot guarantee that future transactions will occur, we believe that Ocwen will benefit from such transactions and will, therefore, continue to sell mortgage servicing assets to us in this manner which will allow us to grow the UPB of our servicing portfolio.

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

Our results for the periods ended March 31 are discussed in more detail below.

Changes in Results of Operations Summary

The following table summarizes our condensed consolidated operating results for the periods ended March 31:

	Three Months
	2013	2012
Consolidated:
Revenue	$45,079	$3,229
Operating expenses	2,037	627

Income from operations	43,042	2,602
Interest expense	18,242	1,291

Income before income taxes	24,800	1,311
Income tax expense	12	17

Net income	$24,788	$1,294

Three Months Ended March 2013 versus 2012. Revenue primarily includes interest income recorded on Notes receivable – Rights to MSRs using the prospective interest method. Our 2013 interest income exceeds 2012 interest income because we had three full months of operations in 2013 versus one month of operations in 2012 and because our average UPB for the three months ended March 31, 2013 was $80.4 billion compared to average UPB of $5.0 billion for the three months ended March 31, 2012.

Operating expenses for the three months ended March 31, 2013 exceeded operating expenses for the three months ended March 31, 2012 primarily because we had three full months of operations during the first quarter of 2013 compared to one month of operations during the first quarter of 2012. In addition our compensation and benefits grew due to an increase in average headcount to fifteen employees for the three months ended March 31, 2013 versus ten for the three months ended March 31, 2012. Interest expense increased due to a larger average Match funded liability balance during the three months ended March 31, 2013 versus the three months ended March 31, 2012.

Income tax expense was $12 and $17 for the three months ended March 31, 2013 and March 31, 2012, respectively. Our effective tax rate was 0.1% for the three months ended March 31, 2013 (compared to 1.3% for the three months ended March 31, 2012). We base income tax provisions on expected annual income taxes calculated separately from the effect of significant, infrequent or unusual items. We are a Cayman Islands exempted company, and the Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation. Our U.S. subsidiaries are subject to U.S. federal and state income taxation on their management activities, including management of servicing advance financing activities. HLSS Management, LLC employs all of our U.S. based employees and provides management services to Home Loan Servicing Solutions, Ltd. and to Ocwen under the Ocwen Professional Services Agreement. HLSS Holdings, LLC earns fees related to the management of servicing advance receivables and related financing activities. Continued reductions in the cost of advance financing could result in increased income tax expense as a higher proportion of our income is attributed to managing servicing advances in the U.S. We computed income tax expense by applying the Federal and state combined rate of 38% to the earnings of these subsidiaries.

Summary Operating Information

We operate the business as a single reportable segment. For purposes of our internal management reporting, we separately report the components of Interest income – notes receivable – Rights to MSRs which include Servicing Fee Revenue, Servicing Expense and Amortization Expense for MSRs. We provide a reconciliation of our reported results to our internal management reporting for the three months ended March 31, 2013 and March 31, 2012 in the following tables.

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

Our total revenue, total operating expenses and income from operations as presented in our Management Reporting shown below should be considered in addition to, and not as a substitute for total revenue, total operating expenses and income from operations determined in accordance with GAAP.

For the three months ended March 31, 2013:	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
Servicing fee revenue (1)	$—	$102,258	$102,258
Interest income—notes receivable – Rights to MSRs (4)	44,570	(44,570)	—
Interest income – other	102	—	102
Related party revenue	407	—	407

Total revenue	45,079	57,688	102,767

Operating expenses
Compensation and benefits	1,166	—	1,166
Servicing expense (2)	—	47,052	47,052
Amortization of MSRs (3)	—	10,636	10,636
Related party expenses	226	—	226
General and administrative expenses	645	—	645

Total operating expenses	2,037	57,688	59,725

Income from operations	$43,042	$—	$43,042

(1)	Servicing fee revenue reflects $102,258 of servicing fees received under the agreements with Ocwen.
(2)	Servicing expense reflects the fee we paid under the agreements with Ocwen.
(3)	Amortization of MSRs reflects $10,636 reduction in the value of the Notes receivable – Rights to MSRs.
(4)	Interest income – notes receivable – Rights to MSRs represents the net amount of servicing fees received less servicing fees paid and amortization of the Notes receivable – Rights to MSRs. We exclude this interest income from our management reporting and instead report the contractual components including Servicing Fee Revenue, Servicing Expense and Amortization of MSRs.

For the three months ended March 31, 2012:	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
Servicing fee revenue (1)	$—	$6,461	$6,461
Interest income—notes receivable – Rights to MSRs (4)	2,945	(2,945)	—
Interest income – other	33	—	33
Related party revenue	251	—	251

Total revenue	3,229	3,516	6,745

Operating expenses
Compensation and benefits	365	—	365
Servicing expense (2)	—	2,732	2,732
Amortization of MSRs (3)	—	784	784
Related party expenses	71	—	71
General and administrative expenses	191	—	191

Total operating expenses	627	3,516	4,143

Income from operations	$2,602	$—	$2,602

(1)	Servicing Fee Revenue reflects $6,461 of servicing fees received under the agreements with Ocwen.
(2)	Servicing Expense reflects the fee we paid under the agreements with Ocwen.
(3)	Amortization of MSRs reflects $784 reduction in the value of the Notes receivable – Rights to MSRs.
(4)	Interest income – notes receivable – Rights to MSRs represents the net amount of servicing fees received less servicing fees paid and amortization of the Notes receivable – Rights to MSRs. We exclude this interest income from our management reporting and instead report the contractual components including Servicing Fee Revenue, Servicing Expense and Amortization of MSRs.

Three months ended March 2013 versus March 2012. Servicing fee revenue increased period over period because we owned the servicing rights for significantly greater UPB during the three months ended March 2013 period compared to the same prior year period. Servicing fee revenue is a function of principal and interest collected during the period and the contractual servicing fee rate. Average UPB for the first quarter of 2013 was $80.4 billion compared to $5.0 billion for the first quarter of 2012. We also earned income from professional services provided to Ocwen under the Ocwen Professional Services Agreement for a full three months during the current quarter. We did not earn revenue associated with these arrangements prior to our IPO on March 5, 2012, and thus the comparable quarterly period does not reflect three full months of professional services revenue.

Operating expenses increased period over period because we began operations at the completion of our IPO on March 5, 2012, thus our 2012 period includes approximately one month of expenses compared to three full months of expenses during 2013. In addition, the scale of our business has increased significantly from 2012 to 2013 through various follow-on and flow Rights to MSRs purchases. Operating expenses are primarily comprised of servicing fees paid to Ocwen for servicing the Rights to MSRs, salaries and wages and professional services. The servicing fees paid to Ocwen during the three months ended March 31, 2013 include $12,271 for the base fee and $34,781 in incentive fees. The servicing fees paid to Ocwen during the three months ended March 31, 2012 include $775 for the base fee and $1,957 in incentive fees. The difference is primarily attributable to increased average UPB for the current three months period compared to the same prior year period. Amortization Expense relates to reduction in UPB due to portfolio run-off and is greater during 2013 due to larger average UPB. There was no impairment of any of our servicing assets in either the three months ended March 31, 2013 or 2012. Our average headcount for the three months ended March 31, 2013 and 2012 periods was fifteen and ten, respectively. Most of our employees transferred to HLSS from Ocwen in connection with the closing of our IPO on March 5, 2012. Expenses prior to our IPO were primarily related to organization costs associated with starting our business.

The following table provides selected portfolio statistics as of March 31:

(in thousands, except for loan count data)	2013	2012	% Change

Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$71,068,116	$11,867,430	499%
Non-performing loans	19,548,192	2,630,919	643
Non-performing real estate	1,904,520	533,339	257

Total residential assets serviced	$92,520,828	$15,031,688	516

Percent of total UPB:
Servicing portfolio	100.0%	100.0%	0
Non-performing residential assets serviced	23.2%	21.1%	10

Number of:
Performing loans (1)	514,891	80,104	543
Non-performing loans	98,408	12,836	667
Non-performing real estate	10,560	2,546	315

Total number of residential assets serviced	623,859	95,486	553

Percent of total number:
Non-performing residential assets serviced	17.5%	16.1%	9

The following table provides selected portfolio statistics for the three months ended March 31:

(in thousands, except for loan count data)	2013	2012	% Change

Average residential assets serviced	$80,444,886	$5,043,162	1,495%
Prepayment speed (average CPR)	12.7%	14.2%	(11)
Average number of residential assets serviced	556,937	96,257	479

(1)	Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

The following tables provide information regarding changes in our portfolio of residential assets serviced for the three months ended March 31:

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at December 31, 2012	$79,360,874	549,949
Additions	15,922,650	87,442
Runoff	(2,762,696)	(13,532)

Servicing portfolio at March 31, 2013	$92,520,828	623,859

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at December 31, 2011	$—	—
Additions	15,227,283	96,162
Runoff	(195,595)	(676)

Servicing portfolio at March 31, 2012	$15,031,688	95,486

Change in Financial Condition Summary

The overall increase in total assets of $484,479 and total liabilities of $463,704 during the three months ended March 31, 2013 primarily resulted from:

•	The completion of the Flow 3 purchase: we acquired assets of $803,913 and had associated increases in Match funded liabilities of $661,177; and

•	Advance facility activity: we received $277,141 in Match funded advance remittances and paid down $231,134 of outstanding Match funded liability balances.

The assets acquired included Notes receivable – Rights to MSRs which had a balance of $393,776 representing 9.7% of total assets at March 31, 2013. Notes receivable – Rights to MSRs are carried at fair value which is determined based on an appraisal prepared with the assistance of an independent valuation firm and requires the use of significant unobservable inputs. The most significant assumptions used in the appraisal are:

•	Discount rates reflecting the risk of earning the future income streams ranging from 16% to 22%.

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR + 4%.

•	Mortgage loan prepayment projections ranging from 12% to 26% of the related mortgage lifetime projected prepayment rate.

•	Delinquency rate projections ranging from 15% to over 35% of the aggregate unpaid balance of the underlying mortgage loans.

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

Total equity amounted to $901,408 at March 31, 2013 as compared to $880,633 at December 31, 2012. This increase of $20,775 is primarily due to the exercise by our underwriters of their right to purchase shares in connection with our equity offering on December 26, 2012 (net of expenses) of $17,579 and net income of $24,788, offset by dividends declared of $21,605. In addition, we recorded $13 of unrealized gains on interest rate swaps that we designated as cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of March 31, 2013, as measured by cash and available credit, was $105,140, a decrease of $4,098 from December 31, 2012. At March 31, 2013, our cash position was $61,157 compared to $76,048 at December 31, 2012, and we had $43,983 of fully collateralized available credit on our advance financing facility which we deem to be similar to cash. We did not draw on this available credit to minimize interest expense during the current period. Regarding the investment of cash, our investment policies emphasize principal preservation and availability by limiting the investment to demand deposit accounts.

Investment policy and funding strategy.

Our primary sources of funds for near-term liquidity are:

•	Interest income - notes receivable – Rights to MSRs; and
•	proceeds from Match funded liabilities.

Potential long-term sources of liquidity include proceeds from the issuance of debt or equity.

Our primary uses of funds are:

•	payments for advances in excess of collections on our existing servicing portfolio;
•	payments of interest and operating costs;
•	purchases of MSRs and related servicing advances; and
•	repayments of borrowings.

In managing our liquidity position, our primary focus is on maintaining sufficient cash and unused borrowing capacity to meet our advancing obligations, pay expenses and purchase additional assets. We regularly monitor and project our cash position and borrowing capacity and consider this in sizing asset purchases.

At March 31, 2013, $322,639 of our total maximum borrowing capacity remained unused. We maintain unused borrowing capacity for two reasons:

•	as a protection should advances increase due to increased delinquencies; and
•	to provide capacity for the acquisition of additional servicing rights.

Outlook. We believe that our cash balance and unused advance financing capacity are sufficient to meet foreseeable requirements.

Debt financing summary. As of March 31, 2013, we had $322,639 of unused borrowing capacity. Our ability to continue to pledge collateral under our advance facility depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing. The debt covenants for our Advance Facility require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our Advance Facility. We believe we are in compliance with these covenants and do not expect them to restrict our activities.

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

Cash flows for the periods ended March 31.

The following table presents a summary of our cash flows for the three months ended March 31:

	2013	2012
Net income	$24,788	$1,294
Adjustments for non-cash items	3,106	457
Change in working capital accounts	339,200	4,768

Cash flows from operating activities	367,094	6,519
Cash flows from investing activities	(803,683)	(149,014)
Cash flows from financing activities	421,698	176,212

Net increase (decrease) in cash	(14,891)	33,717
Cash at beginning of period	76,048	283

Cash at end of period	$61,157	$34,000

Three months ended March 31, 2013. Our operating activities provided $367,094 of cash. Components of operating cash flows included amounts provided by changes in working capital accounts of $339,200 and by our net income of $24,788, adjusted for amortization of debt issuance costs of $3,106. The primary contributors to the change in working capital accounts were reductions in servicing advances of $277,141, decreases in related party receivables of $24,292 and debt service accounts of $5,498, and increases in related party payables of $32,076. The remainder of the working capital activity relates to a net increase in cash flows from operations due to movements in other assets and other liabilities of $193.

The primary driver of the change in related party receivables was advance collections due from Ocwen of $21,265. Increases in related party payables were primarily attributable to subservicing fees payable to Ocwen of $17,056 for March subservicing activity and an amount due to Ocwen of $17,758 for advances made on our behalf at the end of March. The collection of servicing advances of $277,141 was used to pay down $231,134 of our Match funded liabilities which resulted in net cash provided of $46,007. Refer to the financing activities discussion below for more details regarding Match funded liability cash movements during the current period.

Our investing activities used $803,683 of cash during the months ended March 31, 2013 which primarily related to our acquisition of Rights to MSRs and related advances associated with our Flow 3 purchase from Ocwen. We paid $100,737 to Ocwen for Notes receivable – Rights to MSRs and $713,582 for Match funded advances. Finally, we had a reduction in Notes receivable – Rights to MSRs of $10,636.

Our financing activities provided $421,698 of cash. The underwriters’ exercise of their over-allotment option provided $17,633 of cash, net of offering expenses. We borrowed $661,177 on our servicing advance financing facility related to the Flow 3 purchase from Ocwen, and overall, we had net proceeds from Match funded liabilities of $430,043 during the period. This amount was offset by payments of debt issue costs totaling $5,036. Additionally, we paid dividends equal to $20,920. Finally, we paid offering costs of $22 associated with the over-allotment exercise during the period.

Three months ended March 31, 2012. Our operating activities provided $6,519 of cash. Components of operating cash flows included amounts provided by reductions in servicing advances of $4,785 and by our net income of $1,294, adjusted for amortization of debt issuance costs of $457. Increases in other liabilities of $4,947 were offset by increases in other assets of $4,964.

Our investing activities used $149,798 of cash during the three months ended March 31, 2012 to acquire Rights to MSRs, advances and other related assets net of liabilities assumed, in connection with the Initial Acquisition offset by a reduction of our Notes receivable – Rights to MSRs of $784. The purchase price that we paid to close the Initial Acquisition was based on estimated closing date values. On March 31, 2012, we determined the final purchase of $138,792 and recorded $11,006 due from Ocwen.

Our financing activities provided $176,212 of cash from the proceeds of the Offerings offset by payments of offering costs, debt issue costs for the transfer of the advance financing facility and repayments of match funded liabilities.

DIVIDENDS

Over time, we intend to distribute at least 90 percent of our earnings in the form of monthly cash dividends. During 2013, we declared the following dividends:

Record Date	Payment Date	Amount per Ordinary Share

January 31, 2013	February 11, 2013	$0.12

February 28, 2013	March 11, 2013	$0.13

March 29, 2013	April 10, 2013	$0.13

April 30, 2013	May 10, 2013	$0.14

May 31, 2013	June 10, 2013	$0.14

June 28, 2013	July 10, 2013	$0.14

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER MATTERS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include our interest payments and operating leases. The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of March 31, 2013:

	Total	Less than 1 year	1 – 3 yrs	3 – 5 yrs	More than 5 yrs
Operating leases	$128	$81	$47	$—	$—

Total contractual cash obligations	$128	$81	$47	$—	$—

We sublease office space from Altisource in Atlanta, Georgia and West Palm Beach, Florida in the aggregate amount of $7 per month. The leases terminate on October 31, 2014.

We exclude our Match funded liabilities from the contractual obligation table above because they represent non-recourse debt that has been collateralized by Match funded advances which are not available to satisfy general claims against HLSS. Holders of the notes issued by the SPE have no recourse against any assets other than the Match funded advances that serve as collateral for the securitized debt. Interest on Match funded liabilities was $14,781 and $791 during the three months ended March 31, 2013 and March 31, 2012, respectively. Future interest expense may vary depending on utilization, changes in LIBOR and spreads and the effectiveness of hedging strategies.

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

VIEs. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our Interim Condensed Consolidated Financial Statements. As of March 31, 2013, we have no VIEs other than our advance financing SPE.

Related Parties

We have entered into various agreements at market rates with Ocwen and Altisource. William C. Erbey, our founder and the Chairman of our Board of Directors, is also the Chairman of the Board of Directors and largest shareholder of Ocwen and the Chairman of the Board of Directors and largest shareholder of Altisource. We use actual costs incurred plus a 15% mark-up as a proxy for market rates.

For the three months ended March 31, 2013 and March 31, 2012, pursuant to the purchase agreements and related sales supplements with Ocwen, we retained net servicing fees of $55,206 and $3,729, respectively. We recorded $44,570 and $2,945 as Interest income – notes receivable – Rights to MSRs and $10,636 and $784 as a reduction of Notes receivable – Rights to MSRs, for the three months ended March 31, 2013 and March 31, 2012, respectively. During the same periods, we acquired servicing advances made by Ocwen of $695,105 and $95,889, respectively. Ocwen billed us $30 and $10, respectively, under the Ocwen Professional Services Agreement during these same periods. We billed Ocwen $407 and $251 under the Ocwen Professional Services Agreement during these same periods. Revenue from the Ocwen Professional Services Agreement is included in Related party revenue.

Altisource billed us $196 and $61 for services provided to us during the three months ended March 31, 2013 and March 31, 2012, respectively, under the Altisource Administrative Services Agreement. We reported this amount within Related party expenses for each period then ended.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to the accounting policies that we believe are the most critical to an understanding of our results of operations and financial condition which are disclosed in our most recent Form 10-K for the year ended December 31, 2012.

RECENT ACCOUNTING DEVELOPMENTS

See Part I, Item 1, “Interim Condensed Consolidated Financial Statements — Note 1, Summary of Significant Accounting Policies — Recent Accounting Pronouncements.”

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

If interest rates increase by 1% on our variable-rate advance financing and interest earning account balances, we estimate a net negative impact of approximately $6,759 resulting from an increase of $632 in annual interest income compared to an increase of $7,391 in annual interest expense based on March 31, 2013 balances. The reduced effect on interest expense is due in large part to our hedging activities.

March 31, 2013
Variable-rate borrowings outstanding	$1,120,053
Fixed-rate borrowings outstanding	2,000,808
Notional balance of interest rate swaps (1)	1,026,052

(1)	Relates to the interest rate swaps entered into to hedge our exposure to rising interest rates on our variable-rate borrowings with an outstanding balance of $1,120,053 at March 31, 2013.

Our Interim Condensed Consolidated Balance Sheet at March 31, 2013 includes $61,157 of interest-earning cash accounts and $2,014 of interest-earning collateral accounts.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013 our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to HLSS, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by HLSS in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

We include a discussion of the principal risks and uncertainties that affect or could affect our business operations within our latest Form 10-K dated February 7, 2013.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Index

3.1	Amended and Restated Memorandum and Articles of Association of Home Loan Servicing Solutions, Ltd. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on February 6, 2012.

10.1	Series 2013-T1 Indenture Supplement, dated January 22, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed January 22, 2013.

10.2	Sale Supplement, dated March 13, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed March 18, 2013.

10.3	Subservicing Supplement, dated March 13, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed March 18, 2013.

11.1	Computation of earnings per share. Incorporated by reference from “PART I – FINANCIAL INFORMATION; ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)” on page 3 herein.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME LOAN SERVICING SOLUTIONS, LTD.

Date: April 18, 2013	By: /s/ James E. Lauter
James E. Lauter
Chief Financial Officer and Chief Accounting Officer (On behalf of the Registrant and as its principal financial officer)