Form 10-Q
period 2013-06-30
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2013-07-18
CIK 1513161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of Ordinary Shares, $0.01 par value, outstanding as of July 18, 2013: 71,016,771 shares.

HOME LOAN SERVICING SOLUTIONS, LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$686,496	$76,048
Match funded advances	3,703,430	3,098,198
Notes receivable – Rights to MSRs	428,339	303,705
Income taxes receivable	6	—
Related party receivables	4,995	28,271
Other assets	71,766	79,091

Total assets	$4,895,032	$3,585,313

Liabilities and Equity
Liabilities
Match funded liabilities	$3,291,088	$2,690,821
Other borrowings	344,758	—
Dividends payable	9,942	6,706
Income taxes payable	—	46
Deferred tax liabilities	1,623	—
Related party payables	14,060	2,874
Other liabilities	10,292	4,233

Total liabilities	3,671,763	2,704,680

Commitments and Contingencies (See Note 15)

Equity
Equity – Ordinary shares, $.01 par value; 200,000,000 shares authorized; 71,016,771 and 55,884,718 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	710	559
Additional paid-in capital	1,210,205	876,657
Retained earnings	9,700	4,493
Accumulated other comprehensive income (loss), net of tax	2,654	(1,076)

Total equity	1,223,269	880,633

Total liabilities and equity	$4,895,032	$3,585,313

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Three Months		Six Months
For the periods ended June 30,	2013	2012	2013	2012
Revenue
Interest income – notes receivable – Rights to MSRs	$49,852	$10,580	$94,422	$13,525
Interest income – other	97	103	199	136

Total interest income	49,949	10,683	94,621	13,661
Related party revenue	560	744	967	995

Total revenue	50,509	11,427	95,588	14,656

Operating expenses
Compensation and benefits	1,602	925	2,768	1,290
Related party expenses	226	227	452	298
General and administrative expenses	734	592	1,379	783

Total operating expenses	2,562	1,744	4,599	2,371

Income from operations	47,947	9,683	90,989	12,285

Other expense
Interest expense	20,034	4,964	38,276	6,255

Total other expense	20,034	4,964	38,276	6,255

Income before income taxes	27,913	4,719	52,713	6,030
Income tax expense	27	60	39	77

Net income	$27,886	$4,659	$52,674	$5,953

Earnings per share
Basic	$0.48	$0.33	$0.92	$0.65

Diluted	$0.48	$0.33	$0.92	$0.65

Weighted average shares outstanding
Basic	57,633,399	14,194,370	57,133,888	9,191,172
Diluted	57,633,399	14,194,370	57,133,888	9,191,172

Dividends declared per share	$0.42	$0.30	$0.80	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

For the periods ended June 30,	Three Months		Six Months
	2013	2012	2013	2012

Net income	$27,886	$4,659	$52,674	$5,953

Other comprehensive income (loss), before tax:

Change in the value of designated cash flow hedges	5,340	(849)	5,353	(565)

Other comprehensive income (loss), before tax	5,340	(849)	5,353	(565)

Income tax related to items of other comprehensive income (loss):

Tax expense on change in the value of designated cash flow hedges	(1,623)	—	(1,623)	—

Total income tax expense related to items of other comprehensive income (loss)	(1,623)	—	(1,623)	—

Total other comprehensive income (loss), net of tax	3,717	(849)	3,730	(565)

Total comprehensive income	$31,603	$3,810	$56,404	$5,388

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total
	Shares	Amount
Balance at December 31, 2012	55,884,718	$559	$876,657	$4,493	$(1,076)	$880,633
Net income	—	—	—	52,674	—	52,674
Other comprehensive income, net of tax	—	—	—	—	3,730	3,730
Issuance of ordinary shares, net of costs	15,132,053	151	333,548	—	—	333,699
Declaration of cash dividends ($0.80 per share)	—	—	—	(47,467)	—	(47,467)

Balance at June 30, 2013	71,016,771	$710	$1,210,205	$9,700	$2,654	$1,223,269

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total
	Shares	Amount
Balance at December 31, 2011	20,000	$—	$300	$(291)	$—	$9
Net income	—	—	—	5,953	—	5,953
Other comprehensive loss, net of tax	—	—	—	—	(565)	(565)
Issuance of ordinary shares, net of costs	14,047,618	142	181,921	—	—	182,063
Declaration of cash dividends ($0.38 per share)	—	—	(2,936)	(2,448)	—	(5,384)

Balance at June 30, 2012	14,067,618	$142	$179,285	$3,214	$(565)	$182,076

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the periods ended June 30,	2013	2012
Cash flows from operating activities
Net income	$52,674	$5,953
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	6,687	2,271
Accretion of original issue discount on other borrowings	8	—
Changes in assets and liabilities:
Decrease in match funded advances	474,544	75,559
Decrease in debt service accounts	18,971	3,629
Decrease (increase) in related party receivables	22,104	(1,891)
Increase in related party payables	13,768	4,896
Decrease (increase) in other assets	736	(1,395)
Increase in other liabilities	5,739	2,014

Net cash provided by operating activities	595,231	91,036

Cash flows from investing activities
Purchase of notes receivable – Rights to MSRs	(147,450)	(73,691)
Reduction in notes receivable – Rights to MSRs	23,988	3,516
Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of notes receivable – Rights to MSRs	(1,082,359)	(168,927)

Net cash used in investing activities	(1,205,821)	(239,102)

Cash flows from financing activities
Proceeds from match funded liabilities, net	600,268	10,131
Proceeds from other borrowings	344,750	—
Payment of debt issuance costs	(13,747)	(3,989)
Proceeds from issuance of ordinary shares	334,390	185,994
Payment of offering costs	(392)	(3,931)
Payment of dividends to shareholders	(44,231)	(3,964)

Net cash provided by financing activities	1,221,038	184,241

Net increase in cash	610,448	36,175
Cash at beginning of period	76,048	283

Cash at end of period	$686,496	$36,458

Supplemental non-cash financing activities
Dividends declared but not paid	$9,942	$1,420
Offering costs accrued but not paid	$299	$63
Debt issuance costs accrued but not paid	$1,048	$—

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise stated, except share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Home Loan Servicing Solutions, Ltd. and each of its wholly owned subsidiaries, HLSS Holdings, LLC and HLSS Management, LLC (collectively referred to throughout as “HLSS,” “us,” “our,” “we,” the “Company”) focus on acquiring mortgage servicing assets.

Basis of Presentation and Use of Estimates

We prepared the accompanying unaudited Interim Condensed Consolidated Financial Statements in conformity with the instructions of the Securities and Exchange Commission (“SEC”) to Form 10-Q for interim financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly significant relate to our fair value measurements of Notes receivable – Rights to MSRs. Prior to our Initial Public Offering (“IPO”) on March 5, 2012 we were a developmental stage company. Therefore, our results for the six months ended June 30, 2012 do not reflect a full six months of operations and are not fully comparable to the results for the six months ended June 30, 2013.

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

The following table summarizes the assets and liabilities of the SPE formed in connection with our current Match funded advance facility, at the dates indicated:

	June 30, 2013	December 31, 2012
Match funded advances	$3,703,430	$3,098,198
Related party receivables(1)	—	21,265
Other assets (2)	60,690	77,110

Total assets	$3,764,120	$3,196,573

Match funded liabilities	$3,291,088	$2,690,821
Other liabilities	2,514	2,203

Total liabilities	$3,293,602	$2,693,024

(1)	Relates to collections made by Ocwen Financial Corporation and its subsidiaries (collectively “Ocwen”) on outstanding Match funded advances. This receivable represents the portion of Match funded advance collections that were in-transit to pay down our Match funded liabilities as of each presented period. See Note 14 for more information about our Related party receivables.
(2)	Other assets principally include debt service accounts and debt issuance costs. See Note 5 for more information about our Other assets.

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

During the current period, we made two additional asset purchases from Ocwen on March 13, 2013 (“Flow 3”) and May 21, 2013 (“Flow 4”) of Rights to MSRs for mortgage loans with approximately $15.9 billion and $10.6 billion, respectively, of unpaid principal balance (“UPB”) together with the related servicing advances.

The following table summarizes the purchase price of the assets we acquired from Ocwen during the six months ended June 30, 2013 and reconciles the cash used to acquire such assets:

Notes receivable – Rights to MSRs	$148,622
Match funded advances (1)	1,079,777
Purchase price	1,228,399
Cash paid to settle previous post-close adjustments	1,410

Total cash used	$1,229,809

Sources:
Cash on-hand	$222,640
Match funded liabilities	$1,007,169

(1)	The cash used to purchase these assets is shown within the “Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of notes receivable – Rights to MSRs” of the Interim Condensed Consolidated Statement of Cash Flows.

On March 5, 2012, we used a portion of the net proceeds from our IPO (“Initial Acquisition”) to purchase the following:

•	Rights to MSRs with associated UPB of approximately $15.2 billion;

•	The outstanding servicing advances associated with the related pooling and servicing agreements; and

•	Other assets related to the foregoing.

On May 1, 2012, we completed an acquisition from Ocwen of Rights to MSRs with associated UPB of approximately $2.9 billion of UPB and the related servicing advances. (“Flow One”).

The following table summarizes the purchase price of the assets we acquired and liabilities assumed from Ocwen during the six months ended June 30, 2012 and reconciles the cash used to acquire such assets and assume such liabilities:

Notes receivable – Rights to MSRs	$73,691
Match funded advances (1)	92,225
Purchase of Advance SPEs:
Match funded advances (1)	413,374
Other assets (1)	22,136
Match funded liabilities (1)	(358,335)
Other liabilities (1)	(841)
Net assets of Advance SPEs	76,334
Purchase price, as adjusted	242,250
Amount due from Ocwen for post-closing adjustments	368

Total cash used	$242,618

Sources:
Cash on-hand	$164,732
Match funded liabilities	$77,886

(1)	The cash used to purchase these assets is shown net within the “Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of notes receivable – Rights to MSRs” of the Interim Condensed Consolidated Statement of Cash Flows.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

We describe the methodologies that we use and key assumptions that we make to assess the fair value of instruments in more detail below:

Notes Receivable – Rights to MSRs

We established the value of the Notes Receivable – Rights to MSRs based on an appraisal prepared with the assistance of an independent valuation firm. This appraisal is prepared on a quarterly basis. Significant inputs into the valuation include the following:

•	Discount rates reflecting the risk of earning the future income streams from the Notes receivable – Rights to MSRs ranging from 15% to 22%.

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR + 4%.

•	Mortgage loan prepayment projections ranging from 12% to 28% of the related mortgage lifetime projected prepayment rate.

•	Delinquency rate projections ranging from 15% to 35% of the aggregate unpaid balance of the underlying mortgage loans.

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

Derivative Financial Instruments

Our derivatives are not exchange-traded, and therefore quoted market prices or other observable inputs are not available. The fair value of our interest rate swap agreements are based on certain information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. We have not adjusted the information obtained from the third-party pricing sources; however, we review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period, and other indicators that the information may not be accurate. We determined that potential credit and counterparty risks had an immaterial impact on the valuation of our derivatives. See Note 9 for additional information on our derivative financial instruments.

The following tables present reconciliations of the changes in fair value of our Level 3 assets which we measure at fair value on a recurring basis:

	Fair value	Level 1	Level 2	Level 3
At June 30, 2013:
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$428,339	$—	$—	$428,339
Derivative financial instruments	4,277	—	—	4,277

Total assets	$432,616	$—	$—	$432,616

Liabilities:
Total liabilities	$—	$—	$—	$—

	Fair value	Level 1	Level 2	Level 3
At December 31, 2012:
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$303,705	$—	$—	$303,705

Total assets	$303,705	$—	$—	$303,705

Liabilities:
Derivative financial instruments	$1,076	—	—	$1,076

Total liabilities	$1,076	$—	$—	$1,076

	2013		2012
For the three months ended June 30,	Notes receivable – Rights to MSRs	Derivative Financial Instruments	Notes receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$393,776	$(1,063)	$61,674	$284

Purchases and reductions:
Purchases	47,915	—	11,233	—
Reductions	13,352	—	2,732	—

	428,339	—	70,175	284

Changes in fair value :
Included in net income	—	—	—	—
Included in other comprehensive income (1)	—	5,340	—	(849)

	—	5,340	—	(849)

Transfers in or out of Level 3	—	—	—	—

Ending balance	$428,339	$4,277	$70,175	$(565)

(1)	These pre-tax gains (losses) are attributable to derivatives still held at June 30, 2013 and June 30, 2012, respectively.

	2013		2012
For the six months ended June 30,	Notes receivable – Rights to MSRs	Derivative Financial Instruments	Notes receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$303,705	$(1,076)	$—	$—

Purchases and reductions:
Purchases	148,622	—	73,691	—
Reductions	23,988	—	3,516	—

	428,339	—	70,175	—

Changes in fair value :
Included in net income	—	—	—	—
Included in other comprehensive income (1)	—	5,353	—	(565)

	—	5,353	—	(565)

Transfers in or out of Level 3	—	—	—	—

Ending balance	$428,339	$4,277	$70,175	$(565)

(1)	These pre-tax gains (losses) are attributable to derivatives still held at June 30, 2013 and June 30, 2012, respectively.

The following table shows the effect on the fair value of the Notes receivable – Rights to MSRs assuming adverse changes to certain key assumptions used in valuing these assets at June 30, 2013 and December 31, 2012:

	Discount Rate	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	1000 bps adverse change	1000 bps adverse change
June 30, 2013
Notes Receivable – Rights to MSRs	$(8,738)	$(15,592)	$(47,503)

	Discount Rate	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	1000 bps adverse change	1000 bps adverse change
December 31, 2012
Notes Receivable – Rights to MSRs	$(11,786)	$(15,470)	$(45,540)

This sensitivity analysis above assumes a change is made to one key input, while holding all other inputs constant. As many of these inputs are correlated, a change in one input will likely impact other inputs which would ultimately impact the overall valuation.

The following table provides additional quantitative information on our significant inputs used for valuing our Notes Receivable – Rights to MSRs as of June 30, 2013 and December 31, 2012, respectively:

June 30, 2013

Asset	Unobservable Input	Low	High	Weighted Average
Notes receivable – Rights to MSRs	Discount Rate	15%	22%	20%
	Prepayment Speeds	12%	28%	20%
	Delinquency Rates	15%	35%	28%

December 31, 2012

Asset	Unobservable Input	Low	High	Weighted Average
Notes receivable – Rights to MSRs	Discount Rate	15%	22%	20%
	Prepayment Speeds	12%	27%	19%
	Delinquency Rates	15%	35%	29%

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value at the dates indicated:

	June 30, 2013	June 30, 2013	December 31, 2012	December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Match funded advances	$3,703,430	$3,703,430	$3,098,198	$3,098,198

Total financial assets	$3,703,430	$3,703,430	$3,098,198	$3,098,198

Financial liabilities:
Match funded liabilities	$3,291,088	$3,279,721	$2,690,821	$2,697,840
Other borrowings	344,758	344,758	—	—

Total financial liabilities	$3,635,846	$3,624,479	$2,690,821	$2,697,840

Match Funded Advances

The carrying value of our Match funded advances approximates fair value. This is because our Match funded advances have no stated maturity, generally are realized within a relatively short period of time and do not bear interest. The fair value measurements for Match funded advances are categorized as Level 3.

Match Funded Liabilities

Match funded liabilities include various series of term notes and other fixed rate liabilities. The fair value estimate of the Company’s fixed rate liabilities was determined by using broker quotes. We concluded that no adjustments were required to the quoted prices. The level of trading, both in number of trades and amount of term notes traded, is at a level that the Company believes market quotes to be a reasonable representation of the current fair market value of the term notes. All other Match funded liabilities are short term in nature and the carrying value generally approximates the fair value. The fair value measurements for Match funded liabilities are categorized as Level 3.

Other Borrowings

Other borrowings include our senior secured term loan facility. We entered into the senior secured term loan facility on June 27, 2013. Because the date we entered into the senior secured term loan facility is in very close proximity to our June 30, 2013 reporting date, and we are not aware of any events that would have had a material impact on the fair value of our senior secured term loan facility, we believe that the carrying value provides a reasonable proxy for the fair value of this debt as of June 30, 2013. The fair value measurements for Other borrowings are categorized as Level 3.

4.	MATCH FUNDED ADVANCES

Match funded advances on residential loans we service for others are comprised of the following at the dates indicated:

	June 30, 2013	December 31, 2012
Principal and interest advances	$1,424,815	$1,231,471
Escrow advances	1,652,137	1,399,813
Corporate advances	626,478	466,914

	$3,703,430	$3,098,198

5.	OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	June 30, 2013	December 31, 2012
Debt service accounts (1)	$48,805	$67,776
Debt issuance costs (2)	17,384	9,278
Interest-earning collateral deposits (3)	994	1,904
Derivative financial instruments (4)	4,277	—
Other	306	133

	$71,766	$79,091

(1)	Under our advance funding facility, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. We do not use the collected funds to reduce the related match funded debt until the payment dates specified in the indenture. The balance also includes amounts that we set aside to provide for possible shortfalls in the funds available to pay certain expenses and interest.
(2)	Costs relate to Match funded liabilities and Other borrowings. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.
(3)	Represents cash collateral held by us as part of our interest rate swap agreements.
(4)	See Notes 3 and 9 for more information regarding our use of derivatives.

6.	MATCH FUNDED LIABILITIES

Match funded liabilities are comprised of the following at the dates indicated:

				Unused Borrowing Capacity (4)	Balance Outstanding
Borrowing Type(1)	Interest Rate (2)	Maturity (3)	Amortization Date (3)		June 30, 2013(5),(7)	December 31, 2012
Series 2012 T1 Term Notes	134 – 396 bps	Oct. 2043	Oct. 2013	$—	$250,000	$250,000
Series 2012 T2 Term Notes	199 – 494 bps	Oct. 2045	Oct. 2015	—	450,000	450,000
Series 2013 T1 Term Notes	90 – 249 bps	Jan. 2044	Jan. 2014	—	650,000	—
Series 2013 T2 Term Notes	150 – 323 bps	Jan. 2046	Jan. 2016	—	350,000	—
Series 2013 T3 Term Notes	229 – 446 bps	Jan. 2048	Jan. 2018	—	150,000	—
Series 2013 T4 Term Notes	115 – 239 bps	May 2044	May 2015	—	375,000	—
Series 2013 T5 Term Notes	179 – 313 bps	May 2046	May 2017	—	475,000	—
Series 1 Variable Funding Notes	1-Month LIBOR + 200 – 700 bps	Aug. 2043	Aug. 2013	251,206	148,794	339,465
Series 2 Variable Funding Notes	1-Month LIBOR + 120 – 475 bps	Aug. 2043	Aug. 2013	125,603	74,397	678,928
Series 3 Variable Funding Notes	1-Month LIBOR + 120 – 475 bps	Aug. 2043	Aug. 2013	125,603	74,397	678,928
Class A Term Money Market Fund Note(6)	65 bps	Sep. 2013	Sep. 2012	—	61,154	183,462
Class A Draw Money Market Fund Note(6)	1-Month LIBOR + 200 bps	Sep. 2044	Sep. 2014	—	203,846	81,538
Class B Term Money Market Fund Note	275 bps	Sep. 2044	Sep. 2014	—	28,500	28,500

				$502,412	$3,291,088	$2,690,821

(1)	Each Match funded liability series has four classes, an A, B, C, and D class.
(2)	The weighted average interest rate at June 30, 2013 was 1.80%. We pay interest monthly.
(3)	The amortization date is the date on which the revolving period ends under each Advance Facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the due date for all outstanding balances. After the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.

(4)	Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions. We pay a 0.75% fee on the unused borrowing capacity. Concurrent with Flow 4, the aggregate commitment on our variable funding notes decreased from $1.3 billion to $0.8 billion.
(5)	On January 22, 2013, we completed the issuance of $650,000 of one-year, $350,000 of three-year and $150,000 of five-year term notes (“2013 Term Notes”). Issuance of the 2013 Term Notes allowed us to reduce the outstanding borrowings on all classes of the Variable Funding Note Series 2 and 3 Notes.
(6)	The Class A Term Money Market Fund Note and Class A Draw Money Market Fund Note have a combined maximum borrowing capacity of $265,000. By design, the Class A Term Money Market Fund Note balance is reduced periodically as this note approaches its maturity on September 12, 2013. The reductions on the Class A Term Money Market Fund Note were offset by additional borrowings on the Class A Draw Money Market Fund Note so that the combined balance of these notes was equal to $265,000 at June 30, 2013 and December 31, 2012.
(7)	On May 21, 2013 we completed the issuance of $375,000 of two-year and $475,000 of four-year term notes. Issuance of these notes allowed us to reduce the outstanding borrowings on all classes of the Variable Funding Notes.

Analysis of Borrowing by Expected Maturity(1):

Year of Expected Maturity Date	As of June 30, 2013
2013	$608,742
2014	882,346
2015	825,000
2016	350,000
2017 and thereafter	625,000

Total	$3,291,088

(1)	The expected maturity date is the date on which the revolving period ends under each Advance Facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.

7.	OTHER BORROWINGS

	June 30, 2013	December 31, 2012
Senior secured term loan facility (1)	$344,758	$—

	$344,758	$—

(1)	On June 27, 2013, we entered into a $350,000 senior secured term loan facility. The senior secured term loan facility has an expected maturity date of June 27, 2020 and an interest rate of 3.50% plus one month LIBOR, with a 1.00% LIBOR floor. As of June 30, 2013, the interest rate on our senior secured term loan facility was 4.50%. The senior secured term loan was issued at a discount to par and had a carrying value of $344,758 at June 30, 2013.

Other Borrowings Amortization Schedule:

Year of Payment Date	As of June 30, 2013
2013	$1,750
2014	3,500
2015	3,500
2016	3,500
2017 and thereafter	337,750

Total	$350,000

8.   ORDINARY SHARES

Increases in the number of ordinary shares issued during the six months ended June 30, 2013 and June 30, 2012 are represented in the table below:

	2013	2012
Ordinary shares issued – beginning balance	55,884,718	20,000
Issuance of new ordinary shares	15,132,053	14,047,618

Ordinary shares issued – ending balance	71,016,771	14,067,618

On January 22, 2013, the underwriters exercised a portion of their over-allotment option from our December 24, 2012 offering of ordinary shares in the amount of 970,578 ordinary shares. We received net proceeds of $17,633 from the over-allotment exercise.

On June 26, 2013, we issued 13,000,000 of our ordinary shares, and an additional 1,161,475 of ordinary shares were issued in connection with the exercise of the underwriters’ over-allotment option. The total gross proceeds from the issuance of these additional shares to HLSS were $325,714. After deducting underwriting discounts, commissions and expenses payable by HLSS, the aggregate net proceeds we received were $316,120.

9.   DERIVATIVE FINANCIAL INSTRUMENTS

We are party to interest rate swap agreements that we recognize on our Interim Condensed Consolidated Balance Sheet at fair value within Other assets. On the date we entered into the interest rate swap agreements, we designated and documented them as hedges of the variable cash flows payable for floating rate interest expense on our borrowings (cash flow hedge). To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the hedged exposure. In addition, the documentation must include the risk management objective and strategy. We assess and document quarterly the derivatives’ effectiveness and expected effectiveness in offsetting the changes in the fair value or the cash flows of the hedged items. To assess effectiveness, we use statistical methods, such as regression analysis, as well as nonstatistical methods including dollar-offset analysis. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in other comprehensive income. We subsequently reclassify these changes in estimated fair value to net income in the same period or periods that the hedged transaction affects earnings and in the same financial statement category as the hedged item.

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

Because our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreement. We control this risk through counterparty credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amounts of our contracts do not represent our exposure to credit loss. See Note 3 for additional information regarding our use of derivatives.

Interest Rate Management

We executed a hedging strategy aimed to mitigate the impact of changes in variable interest rates on the excess of interest rate sensitive liabilities over interest rate sensitive assets. We entered into interest rate swaps to hedge against the effects of a change in 1-Month LIBOR.

The following table provides information about our interest rate swaps at June 30, 2013:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Notional Amount	Fair Value
Designated as hedges:
Hedge the effects of changes in 1-Month LIBOR (2)	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	$113,987	$(214)
Hedge the effects of changes in 1-Month LIBOR (2)	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	37,112	11
Hedge the effects of changes in 1-Month LIBOR (2)	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	208,445	1,194
Hedge the effects of changes in 1-Month LIBOR (2)	January 2013	January 2014	July 2014	0.3375%	1-Month LIBOR	307,043	(32)
Hedge the effects of changes in 1-Month LIBOR (2)	January 2013	January 2016	December 2017	1.3975%	1-Month LIBOR	338,009	3,318

Total designated as hedges						1,004,596	4,277

Total						$1,004,596	$4,277

The following table provides information about our interest rate swaps at December 31, 2012:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Notional Amount	Fair Value
Designated as hedges:
Hedge the effects of changes in 1- Month LIBOR	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	$147,351	$(759)
Hedge the effects of changes in 1- Month LIBOR	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	44,221	(174)
Hedge the effects of changes in 1- Month LIBOR	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	223,059	(143)

Total designated as hedges						414,631	(1,076)

Total						$414,631	$(1,076)

(1)	The effective date of the swap is the date from which monthly net settlements begin to be computed.
(2)	Projected net settlements for the next twelve months total approximately $955 of payments to the counterparty. Unrealized pre-tax gains of $5,340 and $5,353 related to our interest rate swaps are included in accumulated other comprehensive income for the three and six months ended June 30, 2013, respectively. There were $849 and $565 of unrealized pre-tax losses attributable to derivatives for the three and six months ended June 30, 2012, respectively. Given the current and expected effectiveness of our hedging arrangements, we do not expect any reclassifications from other comprehensive income into earnings associated with hedging ineffectiveness related to these hedging arrangements during the next twelve months.

The following table summarizes our use of derivatives during the six months ended June 30:

	2013	2012
Notional balance at beginning of period	$414,631	$—
Additions	645,052	300,082
Maturities	—	—
Terminations	—	—
Amortization	55,087	36,651

Notional balance at end of period	$1,004,596	$263,431

10.	INTEREST INCOME – NOTES RECEIVABLE – RIGHTS TO MSRs

Our primary source of revenue is the fees we are entitled to receive in connection with the servicing of mortgage loans. We account for these fees as interest income.

The following table shows how we calculated Interest income—notes receivable – Rights to MSRs for the periods ended June 30:

	Three Months		Six Months
	2013	2012	2013	2012
Servicing fees collected	$128,699	$23,040	$230,957	$29,501
Subservicing fee payable to Ocwen	65,495	9,728	112,547	12,460

Net servicing fees retained by HLSS	63,204	13,312	118,410	17,041
Reduction in Notes receivable – Rights to MSRs	13,352	2,732	23,988	3,516

	$49,852	$10,580	$94,422	$13,525

11.	INTEREST EXPENSE

The following table presents the components of Interest expense for the periods ended June 30:

	Three Months		Six Months
	2013	2012	2013	2012
Match funded liabilities	$15,904	$2,913	$30,685	$3,703
Other borrowings	209	—	209	—
Amortization of debt issuance costs	3,581	1,814	6,687	2,271
Interest rate swaps	340	237	695	281

	$20,034	$4,964	$38,276	$6,255

12.	INCOME TAXES

Income taxes have been provided for based upon the tax laws and rates in countries in which we conduct operations and earn related income. Our effective tax rate was 0.1% for the three and six months ended June 30, 2013 (1.3% for the three and six months ended June 30, 2012, respectively), respectively. As of June 30, 2013 we have net operating loss carryforwards of $527 and $2,129, for U.S. federal and state and local tax, respectively. These carryforwards are available to offset future taxable income until they begin to expire in 2032 and 2022, respectively. We are a Cayman Islands exempted company, and the Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation. Our subsidiaries are expected to be subject to U.S federal income taxation as corporations. We computed income tax expense by applying the Federal and state combined rate of 38% to the earnings of these subsidiaries.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of June 30, 2013, the Company did not have any unrecognized tax benefits related to the current period or any previous period. Our policy is that we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the period.

13.	BUSINESS SEGMENT REPORTING

Our business strategy focuses on acquiring mortgage servicing assets consisting of mortgage servicing rights, rights to fees and other income from servicing mortgage loans, and associated servicing advances. As of June 30, 2013, we operate a single reportable business segment that holds Rights to MSRs.

14.	RELATED PARTY TRANSACTIONS

We entered into various agreements with Ocwen and Altisource Portfolio Solutions, S.A. (“Altisource”) in connection with our IPO on March 5, 2012. William C. Erbey, our founder and the Chairman of our Board of Directors, is also the Chairman of the Board of Directors and largest shareholder of Ocwen and the Chairman of the Board of Directors and largest shareholder of Altisource.

We have not obtained the necessary approvals and consents to become the named servicer of our acquired mortgage servicing rights (“Required Third Party Consents”). As a result, Ocwen remains obligated to perform as servicer under the related pooling and servicing agreements, and we are required to pay Ocwen a monthly fee for the servicing activities it performs. We are also required to purchase any servicing advances that Ocwen is required to make pursuant to such pooling and servicing agreements.

The following table summarizes our transactions with Ocwen for the periods ended June 30:

	Three Months		Six Months
	2013	2012	2013	2012
Servicing fees collected	$128,699	$23,040	$230,957	$29,501
Subservicing fee payable to Ocwen	65,495	9,728	112,547	12,460

Net servicing fees retained by HLSS	63,204	13,312	118,410	17,041
Reduction in Notes receivable – Rights to MSRs	13,352	2,732	23,988	3,516

	$49,852	$10,580	$94,422	$13,525

Servicing advances purchased from Ocwen in the ordinary course of business	$826,880	$212,849	$1,521,985	$308,738

At June 30, 2013 Ocwen owed us $4,180 for servicing fees collected but not remitted to us, and we owed Ocwen $846 for the subservicing fee earned by Ocwen in June 2013. The Notes receivable – Rights to MSRs are due from Ocwen as of June 30, 2013.

Ocwen Professional Services Agreement

We have a professional services agreement with Ocwen (“Professional Services Agreement”) that requires us to provide certain services to Ocwen and for Ocwen to provide certain services with pricing terms intended to reflect market rates. Services provided by us under this agreement include valuation and analysis of mortgage servicing rights, advance financing management, treasury management, legal services and other similar services. Services provided by Ocwen under this agreement include legal, licensing and regulatory compliance support services, risk management services and other similar services. The services provided by the parties under this agreement are on an as-needed basis, and the fees represent actual costs incurred plus an additional markup of 15%.

At June 30, 2013, Ocwen owed us $688 for professional services provided pursuant to the Professional Services Agreement. During the three and six months ended June 30, 2013 we earned fees of $560 and $967, respectively, for services provided to Ocwen pursuant to the Professional Services Agreement (compared to $744 and $995 for the same periods in 2012). Additionally, during the three and six months ended June 30, 2013 we incurred fees of $30 and $60, respectively, for services received from Ocwen pursuant to the Professional Services Agreement (compared to $30 and $40 for the same periods in 2012).

Altisource Administrative Services Agreement

We have an administrative services agreement with Altisource (“Altisource Administrative Services Agreement”) that requires Altisource to provide certain administrative services to us with pricing terms intended to reflect market rates. Services provided to us under this agreement include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The services Altisource provides to us under this agreement are on an as-needed basis, and the fees we pay Altisource are based on the actual costs incurred by them plus an additional markup of 15%. During the three and six months ended June 30, 2013 we incurred expenses of $176 and $352, respectively, for services provided to us pursuant to the Altisource Administrative Services Agreement (compared to $177 and $231 for the same periods in 2012).

Subleases

During the three and six months ended June 30, 2013 we incurred expenses of $20 and $40, respectively, for the rental of office space under two sublease agreements with Altisource (compared to $20 and $27 for the same periods in 2012).

Receivables from and Payables to Related Parties

The following table summarizes amounts receivable from and payable to related parties at the dates indicated:

	June 30, 2013	December 31, 2012
Servicing fees collected (1)	$4,180	$4,966
Professional services (2)	688	1,322
Advance collections (3)	—	21,265
Other	127	718

Receivables from Ocwen	$4,995	$28,271

Subservicing fees payable (4)	$846	$890
Advances made (5)	13,045	—
Professional services (2)	—	40
Other	104	1,815

Payables to Ocwen	$13,995	$2,745

Payables to Altisource	$65	$129

(1)	Ocwen is required to remit to us servicing fees it collects on our behalf within two business days. The amount due from Ocwen at June 30, 2013 represents servicing fees collected but not remitted at the end of the month. We record servicing fees we collect less the subservicing fee we pay to Ocwen less the reduction in Notes receivable – Rights to MSRs as Interest income as shown in Note 10.
(2)	The respective amounts are for professional services provided during the periods indicated.
(3)	Upon collection, Ocwen is contractually obligated to remit Match funded advance collections to pay down our Match funded liabilities. This receivable represents the portion of Match funded advance collections that were in-transit to pay down our Match funded liabilities as of the period indicated.
(4)	The base fee and performance fee, if any, that comprise the servicing fee expense are calculated and paid to Ocwen within three business days following the end of the month.
(5)	At June 30, 2013 we owed Ocwen for advances made on our behalf. Ocwen is still the named servicer for the securitizations where we currently own Rights to MSRs. Thus, any advances Ocwen makes to these securitizations are an obligation for us, and we reimburse Ocwen at agreed upon settlement dates.

15.	COMMITMENTS AND CONTINGENCIES

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

16.	SUBSEQUENT EVENTS

Subsequent to our balance sheet date of June 30, 2013:

•

On July 1, 2013, we completed our third follow-on purchase for the rights to service $83.6 billion in UPB from Ocwen for $2,670,276. This purchase increased our Notes receivable – Rights to MSRs balance by $240,773 and Match funded advance balance by $2,429,503. To finance that amount, we used $537,253 in combined cash from our June 26, 2013 share offering and senior secured term loan facility and borrowed $2,133,023 from our servicing advance financing facilities;

•

On July 1, 2013, in connection with our third follow-on purchase, we entered into a new servicing advance facility (“the HSART II Facility”) which resulted in the creation of two new HLSS legal entities: HLSS Servicer Advance Receivables Trust II and HLSS Servicer Advance Facility Transferor II, LLC;

•	On July 10, 2013, we paid cash dividends of $9,942 or $0.14 per ordinary share; and
•	On July 18, 2013, we declared a monthly dividend of $0.15 per ordinary share with respect to July, August and September 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands unless otherwise stated, except share data)

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

These forward-looking statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance as they are subject to certain assumptions, inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•

Estimates regarding prepayment speeds, delinquency rates, servicing advances, amortization of mortgage servicing assets, custodial account balances, interest income, operating costs, interest costs and other drivers of our results;

•	Assumptions related to sources of liquidity, our ability to fund servicing advances and the adequacy of our financial resources;
•	Our ability to obtain the Required Third Party Consents to become the named servicer of the mortgage servicing rights;
•	Our ability to pay monthly dividends;
•	Assumptions about the availability of additional portfolios of subprime and Alt-A mortgage servicing rights and our ability to acquire additional mortgage servicing assets from Ocwen and others;
•	The performance of Ocwen as mortgage servicer and our ability to add new mortgage servicing assets on terms consistent with our business and economic model;
•	Assumptions about the effectiveness of our hedging strategy;
•	Expectations regarding incentive fees in our servicing contract and the stability of our gross servicing margin;
•	Our competitive position;
•	The susceptibility of our mortgage servicing assets to fluctuations in valuation;
•	Uncertainty related to future government regulation;
•	Assumptions regarding the availability of refinancing options for subprime and Alt-A borrowers;
•	Assumptions regarding our tax rate and decisions by taxing authorities;
•	General economic and market conditions; and
•	Assumptions regarding amount and timing of additional debt or equity offerings.

All forward-looking statements are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Important factors that could cause or contribute to such difference include those risks specific to our business detailed within this report and our other reports and filings with the SEC including our Form 10-K dated February 7, 2013. You should not place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise. You should carefully consider the risk factors described under the heading “Risk Factors” within our Form 10-K dated February 7, 2013.

INTRODUCTION

The following discussion of our results of operations and changes in financial condition and liquidity should be read in conjunction with our Interim Condensed Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-Q and within our Form 10-K dated February 7, 2013.

OVERVIEW

Strategic Priorities

Now in our second year of operations, we intend to continue to execute upon our chief objective which is to acquire mortgage servicing assets. During the past six months, we completed two asset purchases from Ocwen which added $26.5 billion of UPB to our servicing portfolio, and we currently hold the rights to service $99.9 billion of UPB as of June 30, 2013. We also issued new ordinary shares and entered into a new senior secured term loan facility, the proceeds of which were used to acquire the rights to service $83.6 billion of UPB from Ocwen on July 1, 2013.

We intend to continue to acquire additional mortgage servicing rights in two ways:

•

In order to remain fully invested and to offset the impact of prepayments in our servicing portfolio, we expect to continue to utilize cash flow from operations in excess of our dividend to purchase servicing assets that are similar to our current portfolio. We will refer to such transactions as flow transactions which we expect to take place at regular intervals. Certain terms of such flow transactions—including the servicing incentive fee and advance ratio targets—will vary from transaction to transaction. We expect to be able to maintain or moderately grow the size of our servicing portfolio over the next several years through these transactions.

•

We may issue additional debt or equity to allow us to execute larger purchases of mortgage servicing assets. These follow-on purchases will be subject to market conditions and will likely require that additional advance financing capacity be arranged.

Ocwen stated that after giving effect to the asset sale completed on July 1, 2013 and its anticipated purchase of servicing assets from One West during the third quarter of 2013, it expects to have servicing assets with approximately $58 billion of UPB that are similar to the assets that HLSS currently holds. We believe that we can maintain our servicing portfolio for approximately two years by purchasing these assets from Ocwen. Although we cannot guarantee that future transactions will occur, we believe that Ocwen perceives that it has benefited from such transactions and will, therefore, continue to sell mortgage servicing assets to us in this manner.

HLSS remains open to purchasing assets from third parties other than Ocwen, but given the amount of servicing assets remaining at Ocwen, initiating purchases from other third parties has not been a near-term priority. Considering this and our ability to meet our financial and business objectives for some time without purchasing assets from other third parties, we will not engage in a discussion of the competitive dynamics driving the current market for the acquisition of servicing assets at this time. Should Ocwen be unwilling or unable to sell mortgage servicing assets to us in the near future, we expect that there will continue to be opportunities to purchase mortgage servicing assets from other parties.

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

Our results for the periods ended June 30 are discussed in more detail below.

Changes in Results of Operations Summary

The following table summarizes our condensed consolidated operating results for the periods ended June 30:

	Three Months		Six Months
	2013	2012	2013	2012
Consolidated:
Revenue	$50,509	$11,427	$95,588	$14,656
Operating expenses	2,562	1,744	4,599	2,371

Income from operations	47,947	9,683	90,989	12,285
Interest expense	20,034	4,964	38,276	6,255

Income before income taxes	27,913	4,719	52,713	6,030
Income tax expense	27	60	39	77

Net income	$27,886	$4,659	$52,674	$5,953

Three and Six Months Ended June 2013 versus 2012. Revenue primarily includes interest income recorded on Notes receivable – Rights to MSRs using the prospective interest method. Our 2013 Interest income exceeds 2012 Interest income because our average UPB for the three and six months ended June 30, 2013 was $95.8 billion and $90.4 billion, respectively compared to average UPB of $16.6 billion and $15.9 billion, respectively for the same periods in 2012. An additional $26.5 billion of UPB in Rights to MSRs purchased from Ocwen during 2013 contributed to the 2013 average UPB balances.

Operating expenses for the three and six months ended June 30, 2013 exceeded operating expenses for the comparable 2012 periods in part because of an increase in average headcount (average headcount of eleven for both 2012 periods compared to sixteen for both 2013 periods). In addition operating expenses for the six months ended June 30, 2013 exceeded operating expenses for the six months ended June 30, 2012 primarily because we had six full months of operations during 2013 compared to four months of operations during the comparable 2012 period. For the three and six months ended June 30, larger average Match funded liability balances contributed $38,535 and $71,934, respectively, to the increase in interest expense which was partially offset by a decrease in interest expense attributable to lower effective interest rates of $23,675 and $40,053, respectively.

Income tax expense was $27 and $39 for the three and six months ended June 30, 2013, respectively, compared to $60 and $77, respectively, for the comparable 2012 periods. Our effective tax rate for both 2013 periods was 0.1% compared to 1.3% for the comparable 2012 periods.

Summary Operating Information

We operate the business as a single reportable segment. For purposes of our internal management reporting, we separately report the components of Interest income – notes receivable – Rights to MSRs which include Servicing fee revenue, Servicing expense and Amortization expense for MSRs. We provide a reconciliation of our reported results to our internal management reporting for the three and six months ended June 30, 2013 and June 30, 2012 in the following tables.

We executed our agreements with Ocwen with the intent that we would receive the total amount of the servicing fees collected and that we would pay Ocwen a subservicing fee that is determined based on its collections and advance ratio performance. We evaluate our operating performance and manage our business considering servicing fees collected and subservicing fees paid and maintain our internal management reporting on this basis. The following table presents our condensed consolidated results of operations in accordance with GAAP reconciled to our internally reported financial results.

Our total revenue, total operating expenses and income from operations as presented in our Management Reporting shown below should be considered in addition to, and not as a substitute for total revenue, total operating expenses and income from operations determined in accordance with GAAP.

For the three months ended June 30, 2013:	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
Servicing fee revenue (1)	$—	$128,699	$128,699
Interest income—notes receivable – Rights to MSRs (4)	49,852	(49,852)	—
Interest income – other	97	—	97
Related party revenue	560	—	560

Total revenue	50,509	78,847	129,356

Operating expenses
Compensation and benefits	1,602	—	1,602
Servicing expense (2)	—	65,495	65,495
Amortization of MSRs (3)	—	13,352	13,352
Related party expenses	226	—	226
General and administrative expenses	734	—	734

Total operating expenses	2,562	78,847	81,409

Income from operations	$47,947	$—	$47,947

For the six months ended June 30, 2013:	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
Servicing fee revenue (1)	$—	$230,957	$230,957
Interest income—notes receivable – Rights to MSRs (4)	94,422	(94,422)	—
Interest income – other	199	—	199
Related party revenue	967	—	967

Total revenue	95,588	136,535	232,123

Operating expenses
Compensation and benefits	2,768	—	2,768
Servicing expense (2)	—	112,547	112,547
Amortization of MSRs (3)	—	23,988	23,988
Related party expenses	452	—	452
General and administrative expenses	1,379	—	1,379

Total operating expenses	4,599	136,535	141,134

Income from operations	$90,989	$—	$90,989

(1)	Servicing fee revenue reflects servicing fees received under the agreements with Ocwen.
(2)	Servicing expense reflects the fee we paid under the agreements with Ocwen.
(3)	Amortization of MSRs reflects reductions in the value of the Notes receivable – Rights to MSRs.
(4)	Interest income – notes receivable – Rights to MSRs represents the net amount of servicing fees received less servicing fees paid and amortization of the Notes receivable – Rights to MSRs. We exclude this interest income from our Management Reporting and instead report the contractual components including Servicing fee revenue, Servicing expense and Amortization of MSRs.

For the three months ended June 30, 2012:	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
Servicing fee revenue (1)	$—	$23,040	$23,040
Interest income—notes receivable – Rights to MSRs (4)	10,580	(10,580)	—
Interest income – other	103	—	103
Related party revenue	744	—	744

Total revenue	11,427	12,460	23,887

Operating expenses
Compensation and benefits	925	—	925
Servicing expense (2)	—	9,728	9,728
Amortization of MSRs (3)	—	2,732	2,732
Related party expenses	227	—	227
General and administrative expenses	592	—	592

Total operating expenses	1,744	12,460	14,204

Income from operations	$9,683	$—	$9,683

For the six months ended June 30, 2012:	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
Servicing fee revenue (1)	$—	$29,501	$29,501
Interest income—notes receivable – Rights to MSRs (4)	13,525	(13,525)	—
Interest income – other	136	—	136
Related party revenue	995	—	995

Total revenue	14,656	15,976	30,632

Operating expenses
Compensation and benefits	1,290	—	1,290
Servicing expense (2)	—	12,460	12,460
Amortization of MSRs (3)	—	3,516	3,516
Related party expenses	298	—	298
General and administrative expenses	783	—	783

Total operating expenses	2,371	15,976	18,347

Income from operations	$12,285	$—	$12,285

(1)	Servicing fee revenue reflects servicing fees received under the agreements with Ocwen.
(2)	Servicing expense reflects the fee we paid under the agreements with Ocwen.
(3)	Amortization of MSRs reflects reductions in the value of the Notes receivable – Rights to MSRs.
(4)	Interest income – notes receivable – Rights to MSRs represents the net amount of servicing fees received less servicing fees paid and amortization of the Notes receivable – Rights to MSRs. We exclude this interest income from our Management Reporting and instead report the contractual components including Servicing fee revenue, Servicing expense and Amortization of MSRs.

Three and six months ended June 2013 versus June 2012. Servicing fee revenue increased for the three and six month periods because we owned the servicing rights for significantly greater average UPB during the above 2013 periods compared to the same prior year periods. Servicing fee revenue is a function of principal and interest collected during the period and the contractual servicing fee rate. Average UPB for the three months and six months ended June 30, 2013 was $95.8 billion and $90.4 billion, respectively, compared to $16.6 billion and $15.9 billion, respectively for the comparable 2012 periods.

Operating expenses increased for the three and six month periods primarily because the scale of our business has significantly increased from 2012 to 2013 through various follow-on and flow Rights to MSRs purchases. Operating expenses are primarily comprised of servicing fees paid to Ocwen for servicing the mortgage loans underlying the Rights to MSRs, salaries and wages and professional services. The servicing fees paid to Ocwen during the three and six months ended June 30, 2013 periods include $15,409 and $50,086, respectively, for the base fee and $27,680 and $84,867, respectively, in incentive fees. The servicing fees paid to Ocwen during the comparable three and six months ended June 30, 2012 periods include $2,765 and $3,540, respectively, for the base fee and $6,963 and $8,920, respectively, in incentive fees. The difference is primarily attributable to increased average UPB for the current periods compared to the same prior year periods. Amortization expense relates to reduction in UPB due to portfolio run-off and is greater during 2013 due to larger average UPB. Our average headcount for the three and six months ended June 30, 2013 was sixteen compared to an average headcount of eleven for the comparable prior year periods.

The following table provides selected portfolio statistics as of June 30:

(in thousands, except for loan count data)	2013	2012	% Change

Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$77,853,961	$13,675,159	469%
Non-performing loans	20,097,023	3,142,209	540
Non-performing real estate	1,961,039	477,017	311

Total residential assets serviced	$99,912,023	$17,294,385	478

Percent of total UPB:
Non-performing residential assets serviced	22.1%	20.9%	6

Number of:
Performing loans (1)	545,336	92,275	491
Non-performing loans	98,554	15,307	544
Non-performing real estate	10,811	2,308	368

Total number of residential assets serviced	654,701	109,890	496

Percent of total number:
Non-performing residential assets serviced	16.7%	16.0%	4

(1)	Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

The following table provides selected portfolio statistics for the three months ended June 30:

(in thousands, except for loan count data)	2013	2012	% Change

Average residential assets serviced	$95,817,946	$16,552,992	479%
Prepayment speed (average CPR)	12.5%	15.2%	(18)
Average number of residential assets serviced	634,804	105,133	504

The following table provides selected portfolio statistics for the six months ended June 30:

(in thousands, except for loan count data)	2013	2012	% Change

Average residential assets serviced	$90,351,344	$15,898,609	468%
Prepayment speed (average CPR)	12.7%	14.7%	(14)
Average number of residential assets serviced	609,639	100,695	505

The following tables provide information regarding changes in our portfolio of residential assets serviced for the three and six months ended June 30:

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at March 31, 2013	$92,520,828	623,859
Additions	10,609,482	46,818
Runoff	(3,218,287)	(15,976)

Servicing portfolio at June 30, 2013	$99,912,023	654,701

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at December 31, 2012	$79,360,874	549,949
Additions	26,532,132	134,260
Runoff	(5,980,983)	(29,508)

Servicing portfolio at June 30, 2013	$99,912,023	654,701

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at March 31, 2012	$15,031,688	95,486
Additions	2,947,289	16,914
Runoff	(684,592)	(2,510)

Servicing portfolio at June 30, 2012	$17,294,385	109,890

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at December 31, 2011	$—	—
Additions	18,174,572	113,076
Runoff	(880,187)	(3,186)

Servicing portfolio at June 30, 2012	$17,294,385	109,890

As of June 30, 2013, the balance of deferred servicing fees related to delinquent borrower payments was $329.1 million compared to $233.3 million at December 31, 2012.

Change in Financial Condition Summary

The overall increase in total assets of $1,309,719 and total liabilities of $967,083 during the six months ended June 30, 2013 primarily resulted from:

•	The completion of two asset purchases from Ocwen totaling $1,228,399;

•	Issuance of 15,132,053 ordinary shares which resulted in net proceeds to us of $333,699;

•	A new senior secured term loan facility which increased total liabilities by $344,758; and

•	Advance facility activity: we received $474,544 in Match funded advance remittances and had net proceeds of $600,268 from Match funded liabilities.

The assets acquired included Notes receivable – Rights to MSRs which had a balance of $428,339 representing 8.8% of total assets at June 30, 2013. Notes receivable – Rights to MSRs are carried at fair value which is determined based on an appraisal prepared with the assistance of an independent valuation firm and requires the use of significant unobservable inputs. The most significant assumptions used in the appraisal are:

•	Discount rates reflecting the risk of earning the future income streams ranging from 15% to 22%.

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR + 4%.

•	Mortgage loan prepayment projections ranging from 12% to 28% of the related mortgage lifetime projected prepayment rate.

•	Delinquency rate projections ranging from 15% to over 35% of the aggregate unpaid balance of the underlying mortgage loans.

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

Total equity amounted to $1,223,269 at June 30, 2013 as compared to $880,633 at December 31, 2012. This increase of $342,636 is primarily due to the issuance of new ordinary shares (net of expenses) of $333,699 and net income of $52,674, offset by dividends declared of $47,467. In addition, we recorded $3,730 of unrealized gains (net of tax) on interest rate swaps that we designated as cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of June 30, 2013, as measured by cash and available credit, was $729,933, an increase of $620,695 from December 31, 2012. At June 30, 2013, our cash position was $686,496 compared to $76,048 at December 31, 2012, and we had $43,437 of fully collateralized available credit on our advance financing facility which we deem to be similar to cash. We did not draw on this available credit to minimize interest expense during the current period. Regarding the investment of cash, our investment policies emphasize principal preservation and availability by limiting the investment to demand deposit accounts. On July 1, 2013, we used $537,253 of cash and borrowed $2,133,023 from our servicing advance financing facilities to purchase mortgage servicing assets from Ocwen. Immediately upon completing the July 1, 2013 acquisition, we had excess borrowing capacity of approximately $495.2 million.

Investment policy and funding strategy. Our primary sources of funds for near-term liquidity are:

•	Interest income – notes receivable – Rights to MSRs; and
•	Proceeds from Match funded liabilities.

Potential long-term sources of liquidity include proceeds from the issuance of debt or equity.

Our primary uses of funds are:

•	Payments for advances in excess of collections on our existing servicing portfolio;
•	Payments of interest and operating costs;
•	Purchases of MSRs and related servicing advances; and
•	Repayments of borrowings.

In managing our liquidity position, our primary focus is on maintaining sufficient cash and unused borrowing capacity to meet our advancing obligations, pay expenses and purchase additional assets. We regularly monitor and project our cash position and borrowing capacity and consider this in sizing asset purchases.

At June 30, 2013, $502,412 of our total maximum borrowing capacity on our advance facility remained unused. We maintain unused borrowing capacity for two reasons:

•	As a protection should advances increase due to increased delinquencies; and
•	To provide capacity for the acquisition of additional servicing rights.

Outlook. We believe that our cash balance and unused advance financing capacity are sufficient to meet foreseeable requirements.

Debt financing summary. As of June 30, 2013, we had $502,412 of unused borrowing capacity on our advance facility. Our ability to continue to pledge collateral under our advance facility depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing. The debt covenants for our advance facility and senior secured term loan facility (“Facilities”) require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our Facilities. We believe we are in compliance with these covenants and do not expect them to restrict our activities.

Liquidity Risk. We are exposed to liquidity risk should the cash required to make new advances pursuant to servicing contracts and our agreements with Ocwen exceed the amount of advance repayments. In general, we finance our operations through operating cash flows and have an advance financing facility in place with sufficient capacity to cover the majority of cash required to make new advances. However, our Facilities contain borrowing conditions which if not met, could affect our ability to borrow on new advances and affect our liquidity.

Cash flows for the periods ended June 30.

The following table presents a summary of our cash flows for the six months ended June 30:

	2013	2012
Net income	$52,674	$5,953
Adjustments for non-cash items	6,695	2,271
Change in working capital accounts	535,862	82,812

Cash flows from operating activities	595,231	91,036
Cash flows from investing activities	(1,205,821)	(239,102)
Cash flows from financing activities	1,221,038	184,241

Net increase in cash	610,448	36,175
Cash at beginning of period	76,048	283

Cash at end of period	$686,496	$36,458

Six months ended June 30, 2013. Our operating activities provided $595,231 of cash. Components of operating cash flows included amounts provided by changes in working capital accounts of $535,862 and by our Net income of $52,674, adjusted for amortization of debt issuance costs of $6,687 and accretion of our original issuance discount related to our senior secured term loan facility of $8. The primary contributors to the change in working capital accounts were reductions in Match funded advances of $474,544, Related party receivables of $22,104, debt service accounts of $18,971 and Related party payables of $13,768. The remainder of the working capital activity relates to a net increase in cash flows from operations due to movements in other assets and other liabilities of $6,475.

The primary driver of the change in Related party receivables was advance collections due from Ocwen of $21,265. Increases in Related party payables were primarily attributable to subservicing fees payable to Ocwen of $688 for June subservicing activity and an amount due to Ocwen of $13,045 for advances made on our behalf at the end of June. The collection of Match funded advances of $474,544 was used to pay down $406,901 of our Match funded liabilities which resulted in net cash provided of $67,643. Refer to the financing activities discussion below for more details regarding Match funded liability cash movements during the current period.

Our investing activities used $1,205,821 of cash during the six months ended June 30, 2013 which primarily related to our acquisition of Rights to MSRs and related advances associated with our two asset purchases from Ocwen. We paid $148,622 to Ocwen for Notes receivable – Rights to MSRs and $1,079,777 for Match funded advances. We also settled a prior period purchase price adjustment with Ocwen of $1,410. Finally, we had a reduction in Notes receivable – Rights to MSRs of $23,988.

Our financing activities provided $1,221,038 of cash. New ordinary share issuances during the period provided $334,390 of cash, net of underwriting fees. We borrowed $1,007,169 on our servicing advance financing facility related to our two asset purchases from Ocwen, and overall, we had net proceeds from Match funded liabilities of $600,268 during the period. We received $344,750 in proceeds in connection with the issuance of debt under our senior secured term loan facility in anticipation of our July 1, 2013 follow-on purchase from Ocwen. These amounts were offset by payments of debt issue costs totaling $13,747. Additionally, we paid dividends equal to $44,231. Finally, we paid offering costs of $392 associated with our issuance of ordinary shares during the period.

Six months ended June 30, 2012. Our operating activities provided $91,036 of cash. Components of operating cash flow included amounts provided by reductions in Match funded advances of $75,559 and by our Net income of $5,953, adjusted for amortization of debt issuance costs of $2,271. Additional cash flows were generated by decreases in Other assets of $343 and increases in Other liabilities of $6,910.

Our investing activities used $239,102 of cash during the six months ended June 30, 2012 to acquire Rights to MSRs, advances and other related assets net of liabilities assumed in connection with the Initial Acquisition. We based the purchase price that we paid to close the Initial Acquisition using estimated closing date values. On March 31, 2012, we determined that the final purchase price should be $138,792 and recorded $11,006 due from Ocwen, which was received on May 1, 2012 in connection with the Flow One acquisition. Additionally, we paid $25,940 to Ocwen for the Flow One Rights to MSRs net of the $77,886 of new borrowings on our advance facility which is reflected in the financing section of our Interim Condensed Statement of Cash Flows. Lastly, we had a reduction in Notes receivable – Rights to MSRs of $3,516.

Our financing activities provided $184,241 of cash from the proceeds of our IPO and the underwriter’s overallotment exercise, offset by payments of offering costs, debt issue costs for the transfer of the advance financing facility, repayments of Match funded liabilities and dividends paid to shareholders.

DIVIDENDS

We intend to distribute at least 90 percent of our earnings over time in the form of monthly cash dividends. During 2013, we declared the following dividends:

Record Date	Payment Date	Amount per Ordinary Share

January 31, 2013	February 11, 2013	$0.12

February 28, 2013	March 11, 2013	$0.13

March 29, 2013	April 10, 2013	$0.13

April 30, 2013	May 10, 2013	$0.14

May 31, 2013	June 10, 2013	$0.14

June 28, 2013	July 10, 2013	$0.14

July 31, 2013	August 12, 2013	$0.15

August 30, 2013	September 10, 2013	$0.15

September 30, 2013	October 10, 2013	$0.15

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER MATTERS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include principal payments on our senior secured term loan facility and operating leases. The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of June 30, 2013:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases (1)	$108	$81	$27	$—	$—
Other borrowings (2)	350,000	3,500	7,000	7,000	332,500

Total contractual cash obligations	$350,108	$3,581	$7,027	$7,000	$332,500

(1)	We sublease office space from Altisource in Atlanta, Georgia and West Palm Beach, Florida in the aggregate amount of $7 per month. The leases terminate on October 31, 2014.
(2)	Our senior secured term loan facility has an expected maturity date of June 27, 2020 and requires scheduled quarterly principal payments of $875. Any remaining principal outstanding on the senior secured term loan facility becomes due at maturity.

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

VIEs. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our Interim Condensed Consolidated Financial Statements. As of June 30, 2013, we have no VIEs other than our advance financing SPE.

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

At June 30, 2013, Ocwen owed us $688 for professional services provided pursuant to the Professional Services Agreement. During the three and six months ended June 30, 2013 we earned fees of $560 and $967, respectively, for services provided to Ocwen pursuant to the Professional Services Agreement (compared to $744 and $995 for the same periods in 2012). Additionally, during the three and six months ended June 30, 2013 we incurred fees of $30 and $60, respectively, for services received from Ocwen pursuant to the Professional Services Agreement (compared to $30 and $40 for the same periods in 2012). Revenue and expenses from the Professional Services Agreement are included within Related party revenue and Related party expenses, respectively.

During the three and six months ended June 30, 2013 we incurred expenses of $176 and $352, respectively, for services provided to us pursuant to the Altisource Administrative Services Agreement (compared to $177 and $231 for the same periods in 2012). Additionally, during the three and six months ended June 30, 2013 we incurred expenses of $20 and $40, respectively, for the rental of office space under two sublease agreements with Altisource (compared to $20 and $27 for the same periods in 2012). We reported these amounts within Related party expenses for each period then ended.

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

Our primary strategy to manage the impact of changes in interest rates is to borrow primarily at fixed rates on the term notes in our match funded liability structure. Further, we executed a hedging strategy aimed to mitigate the impact of changes in variable interest rates within a certain period based on the projected excess of interest rate sensitive liabilities over assets. Future variances between the projected excess of interest rate sensitive liabilities over assets and actual results could cause us to become over-hedged or under-hedged.

If interest rates increase by 1% on our variable-rate advance financing and interest earning account balances, we estimate a net positive impact of approximately $1,956 resulting from an increase of $6,875 in annual interest income compared to an increase of $4,919 in annual interest expense based on June 30, 2013 balances. The positive combined effect is due in large part to the balance held in interest-earning cash accounts on June 30, 2013 awaiting investment.

June 30, 2013
Variable-rate borrowings outstanding (1)	$851,434
Fixed-rate borrowings outstanding	2,789,654
Notional balance of interest rate swaps (2)	359,544

(1)	A portion of this balance is attributable to our senior secured term loan facility which has an interest rate of 3.50% plus one month LIBOR, with a 1.00% LIBOR floor.
(2)	Relates to the non-forward starting interest rate swaps entered into to hedge our exposure to rising interest rates on a portion of our variable-rate borrowings with an outstanding balance of $851,434 at June 30, 2013.

Our Interim Condensed Consolidated Balance Sheet at June 30, 2013 includes $686,496 of interest-earning cash accounts and $994 of interest-earning collateral accounts.

ITEM 4.   CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013 our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to HLSS, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by HLSS in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Index

3.1	Amended and Restated Memorandum and Articles of Association of Home Loan Servicing Solutions, Ltd. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on February 6, 2012.

10.1	Series 2013-T2 Indenture Supplement, dated May 21, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed May 22, 2013.

10.2	Series 2013-T3 Indenture Supplement, dated May 21, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed May 22, 2013.

10.3	Sale Supplement, dated May 21, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed May 22, 2013.

10.4	Subservicing Supplement, dated May 21, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed May 22, 2013.

10.5	Underwriting Agreement, dated June 20, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 26, 2013.

10.6	Senior Secured Term Loan Facility Agreement, dated as of June 27, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 2, 2013.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME LOAN SERVICING SOLUTIONS, LTD.

Date: July 18, 2013	By: /s/ James E. Lauter
James E. Lauter
Chief Financial Officer and Chief Accounting Officer (On behalf of the Registrant and as its principal financial officer)