Form 10-Q
period 2013-09-30
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2013-10-17
CIK 1513161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Number of Ordinary Shares, $0.01 par value, outstanding as of October 17, 2013: 71,016,771 shares.

HOME LOAN SERVICING SOLUTIONS, LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$76,832	$76,048
Match funded advances	5,925,128	3,098,198
Notes receivable – Rights to MSRs	643,595	303,705
Related party receivables	10,110	28,271
Other assets	157,690	79,091

Total assets	$6,813,355	$3,585,313

Liabilities and Equity
Liabilities
Match funded liabilities	$5,187,427	$2,690,821
Other borrowings	344,072	—
Dividends payable	10,653	6,706
Income taxes payable	367	46
Deferred tax liabilities	1,019	—
Related party payables	32,607	2,874
Other liabilities	12,127	4,233

Total liabilities	5,588,272	2,704,680

Commitments and Contingencies (See Note 15)

Equity
Equity – Ordinary shares, $.01 par value; 200,000,000 shares authorized; 71,016,771 and 55,884,718 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	710	559
Additional paid-in capital	1,210,042	876,657
Retained earnings	12,665	4,493
Accumulated other comprehensive income (loss), net of tax	1,666	(1,076)

Total equity	1,225,083	880,633

Total liabilities and equity	$6,813,355	$3,585,313

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Three Months		Nine Months
For the periods ended September 30,	2013	2012	2013	2012
Revenue
Interest income – notes receivable – Rights to MSRs	$74,204	$14,017	$168,626	$27,542
Interest income – other	697	146	896	283

Total interest income	74,901	14,163	169,522	27,825
Related party revenue	491	669	1,458	1,664

Total revenue	75,392	14,832	170,980	29,489

Operating expenses
Compensation and benefits	2,109	1,152	4,877	2,442
Related party expenses	228	227	680	525
General and administrative expenses	1,275	557	2,654	1,340

Total operating expenses	3,612	1,936	8,211	4,307

Income from operations	71,780	12,896	162,769	25,182

Other expense
Interest expense	36,080	6,252	74,356	12,507

Total other expense	36,080	6,252	74,356	12,507

Income before income taxes	35,700	6,644	88,413	12,675
Income tax expense	777	72	816	149

Net income	$34,923	$6,572	$87,597	$12,526

Earnings per share
Basic	$0.49	$0.37	$1.42	$1.04

Diluted	$0.49	$0.37	$1.42	$1.04

Weighted average shares outstanding
Basic	71,016,771	17,581,593	61,812,369	12,008,394
Diluted	71,016,771	17,581,593	61,812,369	12,008,394

Dividends declared per share	$0.45	$0.30	$1.25	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

For the periods ended September 30,	Three Months		Nine Months
	2013	2012	2013	2012

Net income	$34,923	$6,572	$87,597	$12,526

Other comprehensive income (loss), before tax:

Change in the value of designated cash flow hedges	(1,592)	(798)	3,761	(1,363)

Other comprehensive income (loss), before tax	(1,592)	(798)	3,761	(1,363)

Income tax related to items of other comprehensive income (loss):

Tax benefit (expense) on change in the value of designated cash flow hedges	604	—	(1,019)	—

Total income tax benefit (expense) related to items of other comprehensive income (loss)	604	—	(1,019)	—

Total other comprehensive income (loss), net of tax	(988)	(798)	2,742	(1,363)

Total comprehensive income	$33,935	$5,774	$90,339	$11,163

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total
	Shares	Amount
Balance at December 31, 2012	55,884,718	$559	$876,657	$4,493	$(1,076)	$880,633
Net income	—	—	—	87,597	—	87,597
Other comprehensive income, net of tax	—	—	—	—	2,742	2,742
Issuance of ordinary shares, net of costs	15,132,053	151	333,385	—	—	333,536
Declaration of cash dividends ($1.25 per share)	—	—	—	(79,425)	—	(79,425)

Balance at September 30, 2013	71,016,771	$710	$1,210,042	$12,665	$1,666	$1,225,083

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total
	Shares	Amount
Balance at December 31, 2011	20,000	$—	$300	$(291)	$—	$9
Net income	—	—	—	12,526	—	12,526
Other comprehensive loss, net of tax	—	—	—	—	(1,363)	(1,363)
Issuance of ordinary shares, net of costs	30,564,718	306	417,791	—	—	418,097
Declaration of cash dividends ($0.68 per share)	—	—	(2,936)	(8,346)	—	(11,282)

Balance at September 30, 2012	30,584,718	$306	$415,155	$3,889	$(1,363)	$417,987

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the periods ended September 30,	2013	2012
Cash flows from operating activities
Net income	$87,597	$12,526
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	11,113	3,980
Accretion of original issue discount on other borrowings	197	—
Changes in assets and liabilities:
Decrease in match funded advances	662,977	55,788
Increase in debt service accounts	(63,586)	(13,744)
Decrease in related party receivables	16,989	7,083
Increase in related party payables	32,315	24,826
Decrease (increase) in other assets	834	(3,307)
Increase in other liabilities	7,729	3,561

Net cash provided by operating activities	756,165	90,713

Cash flows from investing activities
Purchase of notes receivable – Rights to MSRs	(387,300)	(184,285)
Reduction in notes receivable – Rights to MSRs	48,582	6,555
Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of notes receivable – Rights to MSRs	(3,492,489)	(1,175,156)

Net cash used in investing activities	(3,831,207)	(1,352,886)

Cash flows from financing activities
Proceeds from match funded liabilities, net	2,496,606	892,577
Proceeds from other borrowings	344,750	—
Payment of other borrowings	(875)	—
Payment of debt issuance costs	(23,025)	(6,810)
Proceeds from issuance of ordinary shares	334,390	422,783
Payment of offering costs	(542)	(4,686)
Payment of dividends to shareholders	(75,478)	(8,224)

Net cash provided by financing activities	3,075,826	1,295,640

Net increase in cash	784	33,467
Cash at beginning of period	76,048	283

Cash at end of period	$76,832	$33,750

Supplemental non-cash financing activities
Dividends declared but not paid	$10,653	$3,058
Offering costs accrued but not paid	$312	$—
Debt issuance costs accrued but not paid	$810	$—

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise stated, except share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiaries (collectively referred to throughout as “HLSS”, “us”, “our”, “we”, the “Company”) focus on acquiring mortgage servicing assets.

Basis of Presentation and Use of Estimates

We prepared the accompanying unaudited Interim Condensed Consolidated Financial Statements in conformity with the instructions of the Securities and Exchange Commission (“SEC”) to Form 10-Q for interim financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly significant relate to our fair value measurements of Notes receivable – Rights to MSRs. Prior to our Initial Public Offering (“IPO”) on March 5, 2012 we were a developmental stage company. Therefore, our results for the nine months ended September 30, 2012 do not reflect a full nine months of operations and are not fully comparable to the results for the nine months ended September 30, 2013.

Certain disclosures included in the Company’s Annual Report are not required to be included on an interim basis in the Company’s Quarterly Reports on Forms 10-Q. The Company has condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the U.S. Securities and Exchange Commission on February 7, 2013.

Principles of Consolidation

Our financial statements include the accounts of Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiaries, as well as two variable interest entities (“VIE”) of which we are the primary beneficiary. We eliminate intercompany accounts and transactions in consolidation.

We evaluate each special purpose entity (“SPE”) for classification as a VIE. When a SPE meets the definition of a VIE and we determine that HLSS is the primary beneficiary, we include the SPE in our Interim Condensed Consolidated Financial Statements.

Our Match funded advances are in two SPEs along with related Match funded liabilities. We determined that these SPEs are VIEs of which we are the primary beneficiaries. The accounts of these SPEs are included in our Interim Condensed Consolidated Financial Statements.

Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to an SPE in exchange for cash. The SPE issues debt supported by collections on the transferred advances. We made these transfers under the terms of our advance facility agreements. These transfers do not qualify for sale accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred advances on our Interim Condensed Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. We use collections on the advances pledged to the SPEs to repay principal and to pay interest and the expenses of the entity. Holders of the debt issued by this entity can look only to the assets of the entity itself for satisfaction of the debt and have no recourse against HLSS. The following table summarizes the assets and liabilities of the SPEs formed in connection with our current Match funded advance facilities, at the dates indicated:

	September 30, 2013	December 31, 2012
Match funded advances	$5,925,128	$3,098,198
Related party receivables(1)	—	21,265
Other assets (2)	148,011	77,110

Total assets	$6,073,139	$3,196,573

Match funded liabilities	$5,187,427	$2,690,821
Other liabilities	4,171	2,203

Total liabilities	$5,191,598	$2,693,024

(1)	Relates to collections made by Ocwen Financial Corporation and its subsidiaries (collectively “Ocwen”) on outstanding Match funded advances. This receivable represents the portion of Match funded advance collections that were in-transit to pay down our Match funded liabilities as of each presented period. See Note 14 for more information about our Related party receivables.
(2)	Other assets principally include debt service accounts and debt issuance costs. See Note 5 for more information about our Other assets.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) ASU 2012-04. This ASU makes technical corrections and improvements to a variety of topics in the Codification. The changes include source literature amendments, guidance clarification, reference corrections and relocated guidance. The ASU also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. Our adoption of this standard effective January 1, 2013, did not have a material impact on our Interim Condensed Consolidated Financial Statements.

ASU 2013-01. This ASU limits the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. Our adoption of this standard effective January 1, 2013, did not have a material impact on our Interim Condensed Consolidated Financial Statements.

ASU 2013-02. This ASU enhances the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). The ASU sets requirements for presentation for significant items reclassified to net income in their entirety during the period and for items not reclassified to net income in their entirety during the period. It requires companies to present information about reclassifications out of AOCI in one place. It also requires companies to present reclassifications by component when reporting changes in AOCI balances. Our adoption of this standard effective January 1, 2013, did not have a material impact on our Interim Condensed Consolidated Financial Statements.

ASU 2013-10. This ASU permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, as an alternative to interest rates on direct Treasury obligations of the U.S. government or LIBOR. This standard is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Our adoption of this standard effective July 17, 2013 did not have a material impact on our Interim Condensed Consolidated Financial Statements.

ASU 2013-11. This ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit exists. Previously, there was diversity in practice, and this ASU is expected to eliminate that diversity in practice. The amendments in this update are effective for fiscal years and interim periods within those periods beginning after December 15, 2013. We do not expect that the adoption of this standard on January 1, 2014 will have a material impact on our Interim Condensed Consolidated Financial Statements.

2.	ASSETS ACQUIRED AND LIABILITIES ASSUMED

During the nine months ended September 30, 2013, we made asset purchases from Ocwen on March 13, 2013 (“Flow 3”), May 21, 2013 (“Flow 4”) and July 1, 2013 (“Follow On 3”) of Rights to MSRs for mortgage loans with approximately $15.9 billion, $10.6 billion and $83.3 billion respectively, of unpaid principal balance (“UPB”) together with the related servicing advances.

The following table summarizes the purchase price of the assets we acquired from Ocwen during the nine months ended September 30, 2013 and reconciles the cash used to acquire such assets:

Notes receivable – Rights to MSRs	$388,472
Match funded advances (1)	3,489,907
Purchase price	3,878,379
Cash paid to settle previous post-close adjustments	1,410

Total cash used	$3,879,789

Sources:
Cash on-hand	$739,597
Match funded liabilities	$3,140,192

(1)	The cash used to purchase these assets is shown within the “Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of notes receivable – Rights to MSRs” of the Interim Condensed Consolidated Statement of Cash Flows.

On March 5, 2012, we used a portion of the net proceeds from our IPO (“Initial Acquisition”) to purchase Rights to MSRs from Ocwen with associated UPB of approximately $15.2 billion of UPB, the related servicing advances and other assets related to the foregoing.

On May 1, 2012, we completed an acquisition from Ocwen of Rights to MSRs with associated UPB of approximately $2.9 billion of UPB and the related servicing advances (“Flow One”).

On August 1, 2012, we completed an acquisition from Ocwen of Rights to MSRs with associated UPB of approximately $2.1 billion of UPB and the related servicing advances (“Flow Two”).

On September 13 and September 28, 2012, we completed acquisitions from Ocwen of Rights to MSRs with combined associated UPB of approximately $27.8 billion of UPB and the related servicing advances (“Follow On One”).

The following table summarizes the purchase price of the assets we acquired and liabilities assumed from Ocwen during the nine months ended September 30, 2012 and reconciles the cash used to acquire such assets and assume such liabilities:

Notes receivable – Rights to MSRs	$184,285
Match funded advances (1)	1,088,503
Purchase of Advance SPEs:
Match funded advances (1)	413,374
Other assets (1)	22,136
Match funded liabilities (1)	(358,335)
Other liabilities (1)	(841)
Net assets of Advance SPEs	76,334
Purchase price, as adjusted	1,349,122
Post-closing adjustments	10,319

Total cash used	$1,359,441

Sources:
Cash on-hand	$427,533
Match funded liabilities	$931,908

(1)	The cash used to purchase these assets and assume these liabilities is shown net within the “Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of notes receivable – Rights to MSRs” of the Interim Condensed Consolidated Statement of Cash Flows.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

We describe the methodologies that we use and key assumptions that we make to assess the fair value of instruments in more detail below:

Notes Receivable – Rights to MSRs

We established the value of the Notes Receivable – Rights to MSRs based on an appraisal prepared with the assistance of an independent valuation firm. This appraisal is prepared on a quarterly basis. Significant inputs into the valuation include the following:

•	Discount rates reflecting the risk of earning the future income streams from the Notes receivable – Rights to MSRs ranging from 15% to 22%.

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR + 3.75%.

•	Mortgage loan prepayment projections ranging from 12% to 28% of the related mortgage lifetime projected prepayment rate.

•	Delinquency rate projections ranging from 15% to 35% of the aggregate unpaid balance of the underlying mortgage loans.

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

The following tables present reconciliations of the fair value and changes in fair value of our Level 3 assets which we measure at fair value on a recurring basis:

	Fair value	Level 1	Level 2	Level 3
At September 30, 2013:
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$643,595	$—	$—	$643,595
Derivative financial instruments	3,125	—	—	3,125

Total assets	$646,720	$—	$—	$646,720

Liabilities:
Derivative financial instruments	$440	—	—	$440

Total liabilities	$440	$—	$—	$440

	Fair value	Level 1	Level 2	Level 3
At December 31, 2012:
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$303,705	$—	$—	$303,705

Total assets	$303,705	$—	$—	$303,705

Liabilities:
Derivative financial instruments	$1,076	—	—	$1,076

Total liabilities	$1,076	$—	$—	$1,076

	2013		2012
For the three months ended September 30,	Notes receivable – Rights to MSRs	Derivative Financial Instruments	Notes receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$428,339	$4,277	$70,175	$(565)

Purchases and reductions:
Purchases	239,850	—	110,594	—
Reductions	24,594	—	3,039	—

	643,595	$4,277	177,730	(565)

Changes in fair value :
Included in net income	—	—	—	—
Included in other comprehensive income (1)	—	(1,592)	—	(798)

	—	(1,592)	—	(798)

Transfers in or out of Level 3	—	—	—	—

Ending balance	$643,595	$2,685	$177,730	$(1,363)

	2013		2012
For the nine months ended September 30,	Notes receivable – Rights to MSRs	Derivative Financial Instruments	Notes receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$303,705	$(1,076)	$—	$—

Purchases and reductions:
Purchases	388,472	—	184,285	—
Reductions	48,582	—	6,555	—

	643,595	$(1,076)	177,730	—

Changes in fair value:
Included in net income	—	—	—	—
Included in other comprehensive income (1)	—	3,761	—	(1,363)

	—	3,761	—	(1,363)

Transfers in or out of Level 3	—	—	—	—

Ending balance	$643,595	$2,685	$177,730	$(1,363)

(1)	These pre-tax gains (losses) are attributable to derivatives still held at September 30, 2013 and September 30, 2012, respectively.

The following table shows the effect on the fair value of the Notes receivable – Rights to MSRs assuming adverse changes to certain key assumptions used in valuing these assets at September 30, 2013 and December 31, 2012:

	Discount Rate	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	10% adverse change	10% adverse change
At September 30, 2013:
Notes Receivable – Rights to MSRs	$(12,709)	$(27,600)	$(74,841)

	Discount Rate	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	10% adverse change	10% adverse change
At December 31, 2012:
Notes Receivable – Rights to MSRs	$(11,786)	$(15,470)	$(45,540)

This sensitivity analysis above assumes a change is made to one key input, while holding all other inputs constant. As many of these inputs are correlated, a change in one input will likely impact other inputs which would ultimately impact the overall valuation.

The following table provides additional quantitative information on our significant inputs used for valuing our Notes Receivable – Rights to MSRs as of September 30, 2013 and December 31, 2012, respectively:

At September 30, 2013:

Asset	Unobservable Input	Low	High	Weighted Average
Notes receivable – Rights to MSRs	Discount Rate	15%	22%	20%
	Prepayment Speeds	12%	28%	20%
	Delinquency Rates	15%	35%	27%

At December 31, 2012:

Asset	Unobservable Input	Low	High	Weighted Average
Notes receivable – Rights to MSRs	Discount Rate	15%	22%	20%
	Prepayment Speeds	12%	27%	19%
	Delinquency Rates	15%	35%	29%

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value at the dates indicated:

	September 30, 2013	September 30, 2013	December 31, 2012	December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Match funded advances	$5,925,128	$5,925,128	$3,098,198	$3,098,198

Total financial assets	$5,925,128	$5,925,128	$3,098,198	$3,098,198

Financial liabilities:
Match funded liabilities	$5,187,427	$5,170,574	$2,690,821	$2,697,840
Other borrowings	344,072	347,943	—	—

Total financial liabilities	$5,531,499	$5,518,517	$2,690,821	$2,697,840

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

Other Borrowings

Other borrowings include our senior secured term loan facility. The fair value estimate of the Company’s senior secured term loan facility was determined by using broker quotes. We concluded that no adjustments were required to the quoted price. Trading is at a level that the Company believes market quotes to be a reasonable representation of the current fair market value of the senior secured term loan facility. The fair value measurements for Other borrowings are categorized as Level 3.

4.	MATCH FUNDED ADVANCES

Match funded advances on residential loans we service for others are comprised of the following at the dates indicated:

	September 30, 2013	December 31, 2012
Principal and interest advances	$2,520,542	$1,231,471
Escrow advances	2,432,001	1,399,813
Corporate advances	972,585	466,914

	$5,925,128	$3,098,198

5.	OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	September 30, 2013	December 31, 2012
Debt service accounts (1)	$131,362	$67,776
Debt issuance costs (2)	21,999	9,278
Interest-earning collateral deposits (3)	1,037	1,904
Derivative financial instruments (4)	3,125	—
Other	167	133

	$157,690	$79,091

(1)	Under our advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. We do not use the collected funds to reduce the related match funded debt until the payment dates specified in the indenture. The balance also includes amounts that we set aside to provide for possible shortfalls in the funds available to pay certain expenses and interest.
(2)	Costs relate to Match funded liabilities and Other borrowings. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.
(3)	Represents cash collateral held by our counterparty as part of our interest rate swap agreements.
(4)	See Notes 3 and 9 for more information regarding our use of derivatives.

6.	MATCH FUNDED LIABILITIES

Match funded liabilities are comprised of the following at the dates indicated:

				Unused Borrowing Capacity (4)	Balance Outstanding
Borrowing Type(1)	Interest Rate (2)	Maturity (3)	Amortization Date (3)		September 30, 2013 (5,7,8,9)	December 31, 2012
Series 2012 T1 Term Notes	134 – 396 bps	Oct. 2043	Oct. 2013	$—	$250,000	$250,000
Series 2012 T2 Term Notes	199 – 494 bps	Oct. 2045	Oct. 2015	—	450,000	450,000
Series 2013 T1 Term Notes	90 – 249 bps	Jan. 2044	Jan. 2014	—	650,000	—
Series 2013 T1 Term Notes	150 – 323 bps	Jan. 2046	Jan. 2016	—	350,000	—
Series 2013 T1 Term Notes	229 – 446 bps	Jan. 2048	Jan. 2018	—	150,000	—
Series 2013 T2 Term Notes	115 – 239 bps	May 2044	May 2015	—	375,000	—
Series 2013 T3 Term Notes	179 – 313 bps	May 2046	May 2017	—	475,000	—
Series 2013 T4 Term Notes	118 – 232 bps	Aug 2044	Aug 2014	—	200,000	—
Series 2013 T5 Term Notes	198 – 331 bps	Aug 2046	Aug 2016	—	200,000	—
Series 2013 T6 Term Notes	129 – 223 bps	Sep 2044	Sep 2014	—	350,000	—
Series 2012 VF 1 Notes (6)	1-Month LIBOR + 110 – 340 bps	Aug. 2044	Aug. 2014	147,810	402,190	339,465
Series 2012 VF 2 Notes (6)	1-Month LIBOR + 110 – 340 bps	Aug. 2044	Aug. 2014	147,810	402,190	678,928
Series 2012 VF 3 Notes (6)	1-Month LIBOR + 110 – 340 bps	Aug. 2044	Aug. 2014	147,810	402,190	678,928
Series 2013 VF 1 Notes (10)	1-Month LIBOR + 288 bps	Feb. 2044	Feb. 2014	162,643	237,357	—
Class A Term Money Market Fund Note (11)	1-Month LIBOR + 20 bps	Sep. 2014	Jan. 2014	—	265,000	183,462
Class A Draw Money Market Fund Note (11)	1-Month LIBOR + 110 bps	Sep. 2044	Sep. 2014	—	—	81,538
Class B Term Money Market Fund Note	275 bps	Sep. 2044	Sep. 2014	—	28,500	28,500

				$606,073	$5,187,427	$2,690,821

(1)	Each term note and variable funding note issuance has four classes, an A, B, C, and D class.
(2)	The weighted average interest rate at September 30, 2013 was 1.63%. We pay interest monthly.
(3)	The amortization date is the date on which the revolving period ends under each Advance Facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the due date for all outstanding balances. After the amortization date, all collections that represent the repayment of advances pledged to the facilities must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.
(4)	Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions. We pay a 0.50% or 0.75% fee on the unused borrowing capacity which varies by facility.
(5)	On January 22, 2013, we completed the issuance of $650,000 of one-year, $350,000 of three-year and $150,000 of five-year term notes.
(6)	These Variable Funding Notes were amended during August 2013 to extend the amortization date and maturity date by a year and resulted in new interest rate spreads compared to December 31, 2012. Variable Funding Note balances fluctuate based on Match funded advance activity and our ability to issue fixed rate term notes.
(7)	On May 21, 2013, we completed the issuance of $375,000 of two-year and $475,000 of four-year term notes.
(8)	On August 8, 2013, we completed the issuance of $200,000 of one-year and $200,000 of three-year term notes.
(9)	On September 18, 2013, we completed the issuance of a $350,000 one-year term note.
(10)	On July 1, 2013, we issued a new Variable Funding Note series as part of the Follow On 3 acquisition.
(11)	The Class A Term Money Market Fund Note and Class A Draw Money Market Fund Note have a combined maximum borrowing capacity of $265,000. By design, the Class A Term Money Market Fund Note balance is reduced at scheduled times and there is an equally offsetting increase to the Class A Draw Money Market Fund Note. The combined balance of these notes was equal to $265,000 at September 30, 2013 and December 31, 2012. On September 26, 2013, we placed a new Money Market Fund Note at a reduced interest rate and amended the related Money Market Fund Draw Note to reduce the interest rate. The amortization date for the Class A Term Money Market Fund Note represents the commencement date for scheduled repayments.

Analysis of Borrowing by Expected Maturity (1):

Year of Expected Maturity Date	As of September 30, 2013
2013	$250,000
2014	2,937,427
2015	825,000
2016	550,000
2017 and thereafter	625,000

Total	$5,187,427

(1)	The expected maturity date is the date on which the revolving period ends under each Advance Facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.

7.	OTHER BORROWINGS

	September 30, 2013	December 31, 2012
Senior secured term loan facility (1)	$344,072	$—

	$344,072	$—

(1)	On June 27, 2013, we entered into a $350,000 senior secured term loan facility. The senior secured term loan facility has an expected maturity date of June 27, 2020 and an interest rate of 3.50% plus one month LIBOR, with a 1.00% LIBOR floor. As of September 30, 2013, the interest rate on our senior secured term loan facility was 4.50%. The senior secured term loan was issued at a discount to par and had a carrying value of $344,072 at September 30, 2013.

Other Borrowings Amortization Schedule:

Year of Payment Date	As of September 30, 2013
2013	$875
2014	3,500
2015	3,500
2016	3,500
2017 and thereafter	337,750

Total	$349,125

8.	ORDINARY SHARES

Increases in the number of ordinary shares issued during the nine months ended September 30, 2013 and September 30, 2012 are represented in the table below:

	2013	2012
Ordinary shares issued – beginning balance	55,884,718	20,000
Issuance of new ordinary shares	15,132,053	30,564,718

Ordinary shares issued – ending balance	71,016,771	30,584,718

On January 22, 2013, the underwriters exercised a portion of their over-allotment option from our December 24, 2012 offering of ordinary shares in the amount of 970,578 ordinary shares. We received net proceeds of $17,633 from the over-allotment exercise.

On June 26, 2013, we issued 13,000,000 of our ordinary shares, and an additional 1,161,475 of ordinary shares were issued in connection with the exercise of the underwriters’ over-allotment option. The total gross proceeds from the issuance of these additional shares to HLSS were $325,714. After deducting underwriting discounts, commissions and expenses payable by HLSS, the aggregate net proceeds we received were $315,903.

9.	DERIVATIVE FINANCIAL INSTRUMENTS

We are party to interest rate swap agreements that we recognize on our Interim Condensed Consolidated Balance Sheet at fair value within Other assets and Other liabilities. On the date we entered into the interest rate swap agreements, we designated and documented them as hedges of the variable cash flows payable for floating rate interest expense on our borrowings (cash flow hedge). To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the hedged exposure. In addition, the documentation must include the risk management objective and strategy. On a quarterly basis we assess and document the derivatives’ effectiveness and expected effectiveness in offsetting the changes in the fair value or the cash flows of the hedged items. To assess effectiveness, we use statistical methods, such as regression analysis, as well as nonstatistical methods including dollar-offset analysis. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in other comprehensive income. We subsequently reclassify these changes in estimated fair value to net income in the same period or periods that the hedged transaction affects earnings and in the same financial statement category as the hedged item.

If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, we reclassify related amounts in AOCI into earnings in the same period or periods during which the cash flows that were hedged affect earnings. In a period where we determine that it is probable that a hedged forecasted transaction will not occur, such as variable-rate interest payments on debt that has been repaid in advance, any related amounts in AOCI are reclassified into earnings in that period.

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

The following tables provide information about our interest rate swaps at September 30, 2013 and December 31, 2012, respectively:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges(2),(3):
Hedge the effects of changes in 1-Month LIBOR	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	Other Liabilities	$108,106	$400
Hedge the effects of changes in 1-Month LIBOR	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	Other Liabilities	32,583	40

Total liability derivatives designated as hedges as of September 30, 2013							140,689	440

Total liability derivatives as of September 30, 2013							$140,689	$440

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges(2),(3):
Hedge the effects of changes in 1-Month LIBOR	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	Other Assets	206,044	902
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2014	July 2014	0.3375%	1-Month LIBOR	Other Assets	307,043	(107)
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2016	December 2017	1.3975%	1-Month LIBOR	Other Assets	338,009	2,330

Total asset derivatives designated as hedges as of September 30, 2013							851,096	3,125

Total asset derivatives as of September 30, 2013							$851,096	$3,125

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges(3):
Hedge the effects of changes in 1-Month LIBOR	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	Other Liabilities	$147,351	$(759)
Hedge the effects of changes in 1-Month LIBOR	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	Other Liabilities	44,221	(174)
Hedge the effects of changes in 1-Month LIBOR	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	Other Liabilities	223,059	(143)

Total liability derivatives designated as hedges as of December 31, 2012							414,631	(1,076)

Total liability derivatives as of December 31, 2012							$414,631	$(1,076)

(1)	The effective date of the swap is the date from which monthly net settlements begin to be computed.
(2)	Projected net settlements for the next twelve months total approximately $1,199 of payments to the counterparty.
(3)	There was an unrealized pre-tax loss of $1,592 related to our interest rate swaps included in AOCI for the three months ended September 30, 2013, and an unrealized pre-tax gain of $3,761 related to our interest rate swaps included in AOCI for the nine months ended September 30, 2013. There were $798 and $1,363 of unrealized pre-tax losses included in AOCI attributable to derivatives for the three and nine months ended September 30, 2012, respectively. Given the current and expected effectiveness of our hedging arrangements, we do not expect any reclassifications from AOCI into earnings associated with hedging ineffectiveness related to these hedging arrangements during the next twelve months.

The following table summarizes our use of derivatives during the nine months ended September 30:

	2013	2012
Notional balance at beginning of period	$414,631	$—
Additions	645,052	534,946
Maturities	—	—
Terminations	—	—
Amortization	67,898	74,952

Notional balance at end of period	$991,785	$459,994

We recognize the right to reclaim cash collateral or the obligation to return cash collateral as part of our hedge agreements. At September 30, 2013, we have the right to reclaim cash collateral of $1,037 and are obligated to return cash collateral of $3,180 as part of our hedge agreements.

10.	INTEREST INCOME

Interest income – Notes Receivable – Rights to MSRS

Our primary source of revenue is the fees we are entitled to receive in connection with the servicing of mortgage loans. We account for these fees as interest income.

The following table shows how we calculated Interest income—notes receivable – Rights to MSRs for the periods ended September 30:

	Three Months		Nine Months
	2013	2012	2013	2012
Servicing fees collected	$200,838	$27,689	$431,795	$57,190
Subservicing fee payable to Ocwen	102,040	10,633	214,587	23,093

Net servicing fees retained by HLSS	98,798	17,056	217,208	34,097
Reduction in Notes receivable – Rights to MSRs	24,594	3,039	48,582	6,555

	$74,204	$14,017	$168,626	$27,542

Interest income – Other

Another source of revenue for us is the interest we earn on our operating bank accounts and the custodial account balances related to the mortgage loans serviced which are not included in our Interim Condensed Consolidated Balance Sheets. The following table shows our Interest income – other in more detail for the periods ended September 30:

	Three Months		Nine Months
	2013	2012	2013	2012
Custodial account interest	$611	$—	$611	$—
Operating account interest	86	146	285	283

	$697	$146	$896	$283

11.	INTEREST EXPENSE

The following table presents the components of Interest expense for the periods ended September 30:

	Three Months		Nine Months
	2013	2012	2013	2012
Match funded liabilities	$27,108	$4,090	$57,793	$7,793
Other borrowings	4,214	—	4,423	—
Amortization of debt issuance costs	4,426	1,901	11,113	4,172
Interest rate swaps	332	261	1,027	542

	$36,080	$6,252	$74,356	$12,507

12.	INCOME TAXES

Income taxes were provided for based upon the tax laws and rates in countries in which we conduct operations and earn related income. Our effective tax rate for the three and nine months ended September 30, 2013 periods was 2.2% and 0.9%, respectively, compared to 1.1% and 1.2% for the same 2012 periods. We are a Cayman Islands exempted company, and the Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation. Our subsidiaries are subject to U.S federal income taxation as corporations. We computed income tax expense by applying the federal and state combined rate of 38% to the earnings of these subsidiaries.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of September 30, 2013, the Company did not have any unrecognized tax benefits related to the current period or any previous period. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the period.

Our deferred tax liabilities as of September 30, 2013 relate to the tax effect of the unrecognized gains on our interest rate swaps that are recorded within AOCI. See Notes 3 and 9 for more information regarding our use of derivatives.

13.	BUSINESS SEGMENT REPORTING

Our business strategy focuses on acquiring mortgage servicing assets consisting of mortgage servicing rights, rights to fees and other income from servicing mortgage loans, and associated servicing advances. As of September 30, 2013, we operate a single reportable business segment that holds Rights to MSRs.

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

The following table summarizes our transactions with Ocwen for the periods ended September 30:

	Three Months		Nine Months
	2013	2012	2013	2012
Servicing fees collected	$200,838	$27,689	$431,795	$57,190
Subservicing fee payable to Ocwen	102,040	10,633	214,587	23,093

Net servicing fees retained by HLSS	98,798	17,056	217,208	34,097
Reduction in Notes receivable – Rights to MSRs	24,594	3,039	48,582	6,555

	$74,204	$14,017	$168,626	$27,542

Servicing advances purchased from Ocwen in the ordinary course of business	$3,590,458	$331,228	$5,111,443	$639,966

At September 30, 2013, Ocwen owed us $9,293 for servicing fees collected but not remitted to us, and we owed Ocwen $4,212 for the subservicing fee earned by Ocwen in September 2013. The Notes receivable – Rights to MSRs are due from Ocwen as of September 30, 2013.

Ocwen Professional Services Agreement

We have a professional services agreement with Ocwen (“Professional Services Agreement”) that requires us to provide certain services to Ocwen and for Ocwen to provide certain services with pricing terms intended to reflect market rates. Services provided by us under this agreement include valuation and analysis of mortgage servicing rights, advance financing management, treasury management, legal services and other similar services. Services provided by Ocwen under this agreement include legal, tax, licensing and regulatory compliance support services, risk management services and other similar services. The services provided by the parties under this agreement are on an as-needed basis, and the fees represent actual costs incurred plus an additional markup of 15%.

At September 30, 2013, Ocwen owed us $303 for professional services provided pursuant to the Professional Services Agreement. During the three and nine months ended September 30, 2013 we earned fees of $491 and $1,458, respectively, for services provided to Ocwen pursuant to the Professional Services Agreement (compared to $669 and $1,664 for the same periods in 2012). Additionally, during the three and nine months ended September 30, 2013 we incurred fees of $30 and $90, respectively, for services received from Ocwen pursuant to the Professional Services Agreement (compared to $30 and $70 for the same periods in 2012).

Altisource Administrative Services Agreement

We have an administrative services agreement with Altisource (“Altisource Administrative Services Agreement”) that requires Altisource to provide certain administrative services to us with pricing terms intended to reflect market rates. Services provided to us under this agreement include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The services Altisource provides to us under this agreement are on an as-needed basis, and the fees we pay Altisource are based on the actual costs incurred by them plus an additional markup of 15%. During the three and nine months ended September 30, 2013 we incurred expenses of $178 and $530, respectively, for services provided to us pursuant to the Altisource Administrative Services Agreement (compared to $177 and $407 for the same periods in 2012).

Subleases

During the three and nine months ended September 30, 2013 we incurred expenses of $20 and $60, respectively, for the rental of office space under two sublease agreements with Altisource (compared to $20 and $48 for the same periods in 2012).

Receivables from and Payables to Related Parties

The following table summarizes amounts receivable from and payable to related parties at the dates indicated:

	September 30, 2013	December 31, 2012
Servicing fees collected (1)	$9,293	$4,966
Professional services (2)	303	1,322
Advance collections (3)	—	21,265
Other	514	718

Receivables from Ocwen	$10,110	$28,271

Subservicing fees payable (4)	$4,212	$890
Advances made (5)	27,668	—
Professional services (2)	30	40
Other	628	1,815

Payables to Ocwen	$32,538	$2,745

Payables to Altisource	$69	$129

(1)	Ocwen is required to remit to us servicing fees it collects on our behalf within two business days. The amount due from Ocwen at September 30, 2013, represents servicing fees collected but not remitted at the end of the month. We record servicing fees we collect less the subservicing fee we pay to Ocwen less the reduction in Notes receivable – Rights to MSRs as Interest income as shown in Note 10.
(2)	The respective amounts are for professional services provided during the periods indicated.
(3)	Upon collection, Ocwen is contractually obligated to remit Match funded advance collections to pay down our Match funded liabilities. This receivable represents the portion of Match funded advance collections that were in-transit to pay down our Match funded liabilities as of the period indicated.
(4)	The base fee and performance fee, if any, that comprise the servicing fee expense are calculated and paid to Ocwen within three business days following the end of the month.
(5)	At September 30, 2013, we owed Ocwen for advances made on our behalf. Ocwen is still the named servicer for the securitizations where we currently own Rights to MSRs. Thus, any advances Ocwen makes to these securitizations are an obligation for us, and we reimburse Ocwen at agreed upon settlement dates.

15.	COMMITMENTS AND CONTINGENCIES

We may be party to various claims, legal actions and complaints arising in the ordinary course of business. We monitor our legal matters, including advice from external legal counsel, and periodically perform assessments of these matters for potential loss accrual and disclosure. There are currently no probable matters outstanding that, in the opinion of management, will have a material effect on our Interim Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows. There are also currently no reasonably possible matters outstanding that, in the opinion of management, will have a material effect on our Interim Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

16.	SUBSEQUENT EVENTS

Subsequent to our balance sheet date of September 30, 2013:

•	On October 10, 2013, we paid cash dividends of $10,653 or $0.15 per ordinary share; and
•	On October 17, 2013, we declared a monthly dividend of $0.15 per ordinary share with respect to October, November and December 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands unless otherwise stated, except share data)

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

All forward-looking statements are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Important factors that could cause or contribute to such difference include those risks specific to our business detailed within this report and our other reports and filings with the SEC including our Form 10-K dated February 7, 2013 and subsequent reports and filings with the SEC made after the date hereof. You should not place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to update or revise forward-looking statements¸ whether as a result of new information, future events or otherwise. You should carefully consider the risk factors described under the heading “Risk Factors” within our Form 10-K dated February 7, 2013.

INTRODUCTION

The following discussion of the results of operations and changes in financial condition and liquidity of Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiaries (collectively referred to throughout as “HLSS”, “us”, “our”, “we”, or the “Company”) should be read in conjunction with our Interim Condensed Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-Q and within our Form 10-K dated February 7, 2013.

OVERVIEW

Strategic Priorities

Now in our second year of operations, we intend to continue to execute upon our chief objective which is to acquire mortgage servicing assets. During the past quarter, we completed the Follow On 3 purchase from Ocwen which added $83.3 billion of UPB to our servicing portfolio, and we currently hold the rights to service $176.5 billion of UPB as of September 30, 2013.

We intend to continue to acquire additional mortgage servicing rights in two ways:

•

In order to remain fully invested and to offset the impact of prepayments in our servicing portfolio, we expect to continue to utilize cash flow from operations in excess of our dividend to purchase servicing assets that are similar to our current portfolio. We will refer to such transactions as flow transactions which we expect to take place periodically. Certain terms of such flow transactions—including the servicing incentive fee and advance ratio targets—will vary from transaction to transaction. We expect to be able to maintain or moderately grow the size of our servicing portfolio over the next several years through these transactions.

•

We may issue additional debt or equity to allow us to execute larger purchases of mortgage servicing assets. These follow-on purchases will be subject to market conditions and will likely require that additional advance financing capacity be arranged.

Ocwen stated that after giving effect to its anticipated purchase of servicing assets from One West, it expects to have servicing assets with approximately $58 billion of UPB that are similar to the assets that HLSS currently holds. Based on our estimates of prepayment speeds, we believe that we can maintain our servicing portfolio for approximately two years by purchasing these assets from Ocwen. Although we cannot guarantee that future transactions will occur, we believe that Ocwen perceives that it has benefited from such transactions and will, therefore, continue to sell mortgage servicing assets to us in this manner.

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

HLSS also remains open to investing in other asset classes such as agency advances or Federal Housing Administration (“FHA”) guaranteed loans. We expect to make significant progress towards investing in either or both of these asset classes within the next year.

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

Our results for the periods ended September 30 are discussed in more detail below.

Changes in Results of Operations Summary

The following table summarizes our condensed consolidated operating results for the periods ended September 30:

	Three Months		Nine Months
	2013	2012	2013	2012
Revenue	$75,392	$14,832	$170,980	$29,489
Operating expenses	3,612	1,936	8,211	4,307

Income from operations	71,780	12,896	162,769	25,182
Interest expense	36,080	6,252	74,356	12,507

Income before income taxes	35,700	6,644	88,413	12,675
Income tax expense	777	72	816	149

Net income	$34,923	$6,572	$87,597	$12,526

Three and Nine Months Ended September 2013 versus 2012. Revenue primarily includes interest income recorded on Notes receivable – Rights to MSRs using the prospective interest method. Our 2013 Interest income exceeds 2012 Interest income because our average UPB for the three and nine months ended September 30, 2013 was $179.7 billion and $121.7 billion, respectively, compared to average UPB of $22.8 billion and $16.8 billion for the same periods in 2012. An additional $109.8 billion of UPB in Rights to MSRs purchased from Ocwen during 2013 contributed to the increased 2013 average UPB balances.

Operating expenses for the three and nine months ended September 30, 2013 exceeded operating expenses for the comparable 2012 periods in part because average headcount was eighteen for the three months ended and sixteen for the nine months ended 2013 periods compared to twelve for the three months ended and eleven for the nine months ended 2012 periods. In addition, operating expenses for the nine months ended September 30, 2013 exceeded operating expenses for the nine months ended September 30, 2012 primarily because we had nine full months of operations during 2013 compared to seven months of operations during the comparable 2012 period. For the three and nine months ended September 30, larger average Match funded liability balances contributed $59,767 and $131,701, respectively, to the increase in interest expense which was partially offset by a decrease in interest expense attributable to lower effective interest rates of $34,427 and $74,480, respectively.

Income tax expense was $777 and $816 for the three and nine months ended September 30, 2013, respectively, compared to $72 and $149 for the comparable 2012 periods. Our effective tax rate for the three and nine months ended 2013 periods was 2.2% and 0.9%, respectively, compared to 1.1% and 1.2% for the comparable three and nine months ended 2012 periods.

Summary Operating Information

We operate the business as a single reportable segment. For purposes of our internal management reporting, we separately report the components of Interest income – notes receivable – Rights to MSRs which include Servicing fee revenue, Servicing expense and Amortization expense for MSRs. We provide a reconciliation of our reported results to our internal management reporting for the three and nine months ended September 30, 2013 and September 30, 2012 in the following tables.

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

For the three months ended September 30, 2013:	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
Servicing fee revenue (1)	$—	$200,838	$200,838
Interest income—notes receivable – Rights to MSRs (2)	74,204	(74,204)	—
Interest income – other	697	—	697
Related party revenue	491	—	491

Total revenue	75,392	126,634	202,026

Operating expenses
Compensation and benefits	2,109	—	2,109
Servicing expense (3)	—	102,040	102,040
Amortization of MSRs (4)	—	24,594	24,594
Related party expenses	228	—	228
General and administrative expenses	1,275	—	1,275

Total operating expenses	3,612	126,634	130,246

Income from operations	$71,780	$—	$71,780

For the nine months ended September 30, 2013:	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
Servicing fee revenue (1)	$—	$431,795	$431,795
Interest income—notes receivable – Rights to MSRs (2)	168,626	(168,626)	—
Interest income – other	896	—	896
Related party revenue	1,458	—	1,458

Total revenue	170,980	263,169	434,149

Operating expenses
Compensation and benefits	4,877	—	4,877
Servicing expense (3)	—	214,587	214,587
Amortization of MSRs (4)	—	48,582	48,582
Related party expenses	680	—	680
General and administrative expenses	2,654	—	2,654

Total operating expenses	8,211	263,169	271,380

Income from operations	$162,769	$—	$162,769

For the three months ended September 30, 2012:	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
Servicing fee revenue (1)	$—	$27,689	$27,689
Interest income—notes receivable – Rights to MSRs (2)	14,017	(14,017)	—
Interest income – other	146	—	146
Related party revenue	669	—	669

Total revenue	14,832	13,672	28,504

Operating expenses
Compensation and benefits	1,152	—	1,152
Servicing expense (3)	—	10,633	10,633
Amortization of MSRs (4)	—	3,039	3,039
Related party expenses	227	—	227
General and administrative expenses	557	—	557

Total operating expenses	1,936	13,672	15,608

Income from operations	$12,896	$—	$12,896

For the nine months ended September 30, 2012:	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
Servicing fee revenue (1)	$—	$57,190	$57,190
Interest income—notes receivable – Rights to MSRs (2)	27,542	(27,542)	—
Interest income – other	283	—	283
Related party revenue	1,664	—	1,664

Total revenue	29,489	29,648	59,137

Operating expenses
Compensation and benefits	2,442	—	2,442
Servicing expense (3)	—	23,093	23,093
Amortization of MSRs (4)	—	6,555	6,555
Related party expenses	525	—	525
General and administrative expenses	1,340	—	1,340

Total operating expenses	4,307	29,648	33,955

Income from operations	$25,182	$—	$25,182

(1)	Servicing fee revenue reflects servicing fees received under the agreements with Ocwen.
(2)	Interest income – notes receivable – Rights to MSRs represents the net amount of servicing fees received less servicing fees paid and amortization of the Notes receivable – Rights to MSRs. We exclude this interest income from our Management Reporting and instead report the contractual components including Servicing fee revenue, Servicing expense and Amortization of MSRs.
(3)	Servicing expense reflects the fee we paid under the agreements with Ocwen.
(4)	Amortization of MSRs reflects reductions in the value of the Notes receivable – Rights to MSRs.

Three and nine months ended September 2013 versus September 2012. Servicing fee revenue increased for the three and nine month periods because we owned the servicing rights for significantly greater average UPB during the current 2013 periods compared to the same prior year periods. Servicing fee revenue is a function of principal and interest collected during the period and the contractual servicing fee rate. Average UPB for the three months and nine months ended September 30, 2013 was $179.7 billion and $121.7 billion, respectively, compared to $22.8 billion and $16.8 billion for the comparable 2012 periods.

Operating expenses increased for the three and nine month periods primarily because the scale of our business has significantly increased from 2012 to 2013 as a result of follow-on and flow Rights to MSRs purchases. Operating expenses are primarily comprised of servicing fees paid to Ocwen for servicing the mortgage loans underlying the Rights to MSRs, salaries and wages and professional services. The servicing fees earned by Ocwen during the three and nine months ended September 30, 2013 periods include $24,101 and $51,781, respectively, for the base fee and $77,939 and $162,806, respectively, in incentive fees. The servicing fees earned by Ocwen during the comparable three and nine months ended September 30, 2012 periods include $3,323 and $6,863, respectively, for the base fee and $7,310 and $16,230, respectively, in incentive fees. The difference is primarily attributable to increased average UPB for the current periods compared to the same prior year periods. Amortization expense relates to reduction in UPB due to portfolio run-off and is greater during 2013 due to larger average UPB. There was no change in the valuation of our assets in either the three months or nine months ended September 30, 2013. Our average headcount for the three and nine months ended September 30, 2013 was eighteen and sixteen, respectively, compared to an average headcount of twelve and eleven for the comparable prior year periods.

The following table provides selected portfolio statistics as of September 30:

(in thousands, except for loan count data)	2013	2012	% Change

Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$144,026,950	$36,257,325	297%
Non-performing loans	29,568,935	9,204,862	221
Non-performing real estate	2,952,222	1,061,446	178

Total residential assets serviced	$176,548,107	$46,523,633	279

Percent of total UPB:
Non-performing residential assets serviced	18.4%	22.1%	(17)

Number of:
Performing loans (1)	935,349	264,904	253
Non-performing loans	146,507	47,283	210
Non-performing real estate	15,918	5,546	187

Total number of residential assets serviced	1,097,774	317,733	246

Percent of total number:
Non-performing residential assets serviced	14.8%	16.6%	(11)

(1)	Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. Performing loans also include loans for which we have master servicing rights which are reported based on scheduled UPB. We consider all other loans to be non-performing.

The following table provides selected portfolio statistics for the three months ended September 30:

(in thousands, except for loan count data)	2013	2012	% Change

Average residential assets serviced	$179,725,089	$22,797,355	688%
Prepayment speed (average CPR)	13.7%	12.6%	9
Average number of residential assets serviced	671,664	182,332	268

The following table provides selected portfolio statistics for the nine months ended September 30:

(in thousands, except for loan count data)	2013	2012	% Change

Average residential assets serviced	$121,744,295	$16,806,681	624%
Prepayment speed (average CPR)	13.0%	14.2%	(8)
Average number of residential assets serviced	641,489	127,907	402

The following tables provide information regarding changes in our portfolio of residential assets serviced for the three and nine months ended September 30:

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at June 30, 2013	$99,912,023	654,701
Additions	83,300,984	498,273
Runoff	(6,664,900)	(55,200)

Servicing portfolio at September 30, 2013	$176,548,107	1,097,774

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at December 31, 2012	$79,360,874	549,949
Additions	109,833,116	632,913
Runoff	(12,645,883)	(85,088)

Servicing portfolio at September 30, 2013	$176,548,107	1,097,774

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at June 30, 2012	$17,294,385	109,890
Additions	29,860,255	210,175
Runoff	(631,007)	(2,332)

Servicing portfolio at September 30, 2012	$46,523,633	317,733

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at December 31, 2011	$—	—
Additions	48,034,827	323,251
Runoff	(1,511,194)	(5,518)

Servicing portfolio at September 30, 2012	$46,523,633	317,733

As of September 30, 2013, the balance of deferred servicing fees related to delinquent borrower payments was $493.2 million compared to $233.3 million at December 31, 2012.

Change in Financial Condition Summary

The overall increase in total assets of $3,228,042 and total liabilities of $2,883,592 during the nine months ended September 30, 2013 primarily resulted from:

•	The completion of three asset purchases from Ocwen totaling $3,878,379;

•	Issuance of 15,132,053 ordinary shares which resulted in net proceeds to us of $333,536;

•	A new senior secured term loan facility which increased total liabilities by $344,072; and

•	Advance facilities activity: we received $662,977 in Match funded advance remittances and had net proceeds of $2,496,606 from Match funded liabilities.

The assets acquired included Notes receivable – Rights to MSRs which had a balance of $643,595 representing 9.4% of total assets at September 30, 2013. Notes receivable – Rights to MSRs are carried at fair value which is determined based on an appraisal prepared with the assistance of an independent valuation firm and requires the use of significant unobservable inputs. The most significant assumptions used in the appraisal are:

•	Discount rates reflecting the risk of earning the future income streams ranging from 15% to 22%.

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR + 3.75%.

•	Mortgage loan prepayment projections ranging from 12% to 28% of the related mortgage lifetime projected prepayment rate.

•	Delinquency rate projections ranging from 15% to 35% of the aggregate unpaid balance of the underlying mortgage loans.

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

Total equity amounted to $1,225,083 at September 30, 2013 as compared to $880,633 at December 31, 2012. This increase of $344,450 is primarily due to the issuance of new ordinary shares (net of expenses) of $333,536 and net income of $87,597, offset by dividends declared of $79,425. In addition, we recorded $2,742 of unrealized gains (net of tax) on interest rate swaps that we designated as cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of September 30, 2013, as measured by cash and available credit, was $275,653, an increase of $166,415 from December 31, 2012. At September 30, 2013, our cash position was $76,832 compared to $76,048 at December 31, 2012, and we had $198,821 of fully collateralized available credit on our advance financing facilities as of the latter date which we deem to be similar to cash. We did not draw on this available credit to minimize interest expense during the current period. Regarding the investment of cash, our investment policies emphasize principal preservation and availability by limiting the investment to demand deposit accounts.

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

At September 30, 2013, $606,073 of our total maximum borrowing capacity on our advance facilities remained unused. We maintain unused borrowing capacity for two reasons:

•	As a protection should advances increase due to increased delinquencies; and
•	To provide capacity for the acquisition of additional servicing rights.

Outlook. We believe that our cash balance and unused advance financing capacity are sufficient to meet foreseeable requirements.

Debt and Match funded liability summary. As of September 30, 2013, we had $606,073 of unused borrowing capacity on our advance facilities. Our ability to continue to pledge collateral under our advance facilities depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing. The debt covenants for our advance facilities and senior secured term loan facility (“Facilities”) require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our Facilities. We believe we are in compliance with these covenants and do not expect them to restrict our activities. During the current quarter, we issued three term notes with a combined balance of $750,000. In addition, we issued a new variable funding note series, placed a new money market fund note and amended the related money market fund draw note to reduce the interest rate.

Liquidity Risk. We are exposed to liquidity risk should the cash required to make new advances pursuant to servicing contracts and our agreements with Ocwen exceed the amount of advance repayments. In general, we finance our operations through operating cash flows and have advance financing facilities in place with sufficient capacity to cover the majority of cash required to make new advances. However, our Facilities contain borrowing conditions which if not met, could affect our ability to borrow on new advances and affect our liquidity.

Cash flows for the periods ended September 30.

The following table presents a summary of our cash flows for the nine months ended September 30:

	2013	2012
Net income	$87,597	$12,526
Adjustments for non-cash items	11,310	3,980
Changes in working capital accounts	657,258	74,207

Cash flows from operating activities	756,165	90,713
Cash flows from investing activities	(3,831,207)	(1,352,886)
Cash flows from financing activities	3,075,826	1,295,640

Net increase in cash	784	33,467
Cash at beginning of period	76,048	283

Cash at end of period	$76,832	$33,750

Nine months ended September 30, 2013. Our operating activities provided $756,165 of cash. Components of operating cash flows included amounts provided by changes in working capital accounts of $657,258 and by our Net income of $87,597, adjusted for amortization of debt issuance costs of $11,113 and accretion of our original issuance discount related to our senior secured term loan facility of $197. The primary contributors to the changes in working capital accounts were reductions in Match funded advances of $662,977 and Related party receivables of $16,989 and increases in debt service accounts of $63,586 and Related party payables of $32,315. The remainder of the working capital activity relates to a net increase in cash flows from operations due to movements in other assets and other liabilities of $8,563.

The primary driver of the reduction in Related party receivables was advance collections due from Ocwen of $21,265. Increases in Related party payables were primarily attributable to subservicing fees payable to Ocwen of $4,212 for September subservicing activity and an amount due to Ocwen of $27,668 for advances made on our behalf at the end of September. The collection of Match funded advances of $662,977 was used to pay down $643,585 of our Match funded liabilities which resulted in net cash provided of $19,392. Refer to the financing activities discussion below for more details regarding Match funded liability cash movements during the current period. Lastly, the increase in debt service accounts relates to payments made to the trustees of our advance financing facilities. The trustees release these funds to pay down our Match funded liabilities on scheduled funding dates.

Our investing activities used $3,831,207 of cash during the nine months ended September 30, 2013 which primarily related to our acquisition of Rights to MSRs and advances associated with our three asset purchases from Ocwen. We paid $387,300 to Ocwen for Notes receivable – Rights to MSRs and $3,492,489 for Match funded advances. Finally, we had a reduction in Notes receivable – Rights to MSRs of $48,582 resulting from runoff in the UPB of the mortgage loans serviced.

Our financing activities provided $3,075,826 of cash. New ordinary share issuances during the period provided $334,390 of cash, offset by offering costs of $542. We borrowed $3,140,192 on our servicing advance financing facilities related to our asset purchases from Ocwen, and overall, we had net proceeds from Match funded liabilities of $2,496,606 during the period. We received $344,750 in proceeds in connection with the issuance of debt under our senior secured term loan facility to help fund our Follow On 3 purchase from Ocwen. These amounts were offset by payments of debt issuance costs of $23,025 and a quarterly principal payment of $875 on our senior secured term loan facility. Additionally, we paid dividends of $75,478.

Nine months ended September 30, 2012. Our operating activities provided $90,713 of cash. Components of operating cash flows included amounts provided by net collections on Match funded advances of $55,788 and by our Net income of $12,526, adjusted for amortization of debt issuance costs of $3,980. Additional sources of cash flows resulted from increases in Related party payables of $24,826, decreases in Related party receivables of $7,083 and increases in Other liabilities of $3,561. These cash sources were offset by uses of cash resulting from an increase in our debt service accounts of $13,744 which was related to higher Match funded liability balances at the end of the period and increases in Other assets of $3,307.

Our investing activities used $1,352,886 of cash during the nine months ended September 30, 2012 to acquire Rights to MSRs, advances and other related assets net of liabilities assumed in connection with our acquisitions during the year. We paid $184,285 to Ocwen for Notes receivable – Rights to MSRs and $1,175,156 for Match funded advances and other assets, net of liabilities assumed. Lastly, we had a reduction in Notes receivable – Rights to MSRs of $6,555 resulting from runoff in the UPB of the mortgage loans serviced.

Our financing activities provided $1,295,640 of cash. New ordinary share issuances during the period provided $418,097 of cash, net of offering expenses. We borrowed $931,908 on our servicing advance financing facility related to the asset purchases from Ocwen during the period. This amount was offset by repayments to the facility of $39,331 and payments of debt issuance costs of $6,810. Additionally, we paid dividends of $8,224.

DIVIDENDS

We intend to distribute at least 90 percent of our earnings over time in the form of monthly cash dividends. During 2013, we declared the following dividends:

Record Date	Payment Date	Amount per Ordinary Share

January 31, 2013	February 11, 2013	$0.12

February 28, 2013	March 11, 2013	$0.13

March 29, 2013	April 10, 2013	$0.13

April 30, 2013	May 10, 2013	$0.14

May 31, 2013	June 10, 2013	$0.14

June 28, 2013	July 10, 2013	$0.14

July 31, 2013	August 12, 2013	$0.15

August 30, 2013	September 10, 2013	$0.15

September 30, 2013	October 10, 2013	$0.15

October 31, 2013	November 11, 2013	$0.15

November 29, 2013	December 10, 2013	$0.15

December 31, 2013	January 10, 2014	$0.15

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER MATTERS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include payments on our senior secured term loan facility and operating leases. The following table sets forth certain information regarding our contractual obligations as of September 30, 2013:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases (1)	$88	$81	$7	$—	$—
Other borrowings (2)	349,125	3,500	7,000	7,000	331,625

Total contractual cash obligations	$349,213	$3,581	$7,007	$7,000	$331,625

(1)	We sublease office space from Altisource in Atlanta, Georgia and West Palm Beach, Florida in the aggregate amount of $7 per month. The leases terminate on October 31, 2014.
(2)	Our senior secured term loan facility has an expected maturity date of September 27, 2020 and requires scheduled quarterly principal payments of $875. Any remaining principal outstanding on the senior secured term loan facility becomes due at maturity.

Off-Balance Sheet Arrangements

In the normal course of business, we may engage in transactions with a variety of financial institutions and other companies that we do not reflect on our Interim Condensed Consolidated Balance Sheet. We are subject to potential financial loss if the counterparties to our off-balance sheet transactions are unable to complete an agreed upon transaction. We seek to limit counterparty risk through financial analysis, dollar limits and other monitoring procedures. We also entered into non-cancelable operating leases principally for our office facilities.

Derivatives. We record all derivative transactions at fair value on our Interim Condensed Consolidated Balance Sheet. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss.

Involvement with SPEs. We use SPEs in the financing of our servicing advances. We use match funded securitization facilities to finance our servicing advances. The SPEs to which the advances are transferred in these securitization transactions are included in our Interim Condensed Consolidated Financial Statements because we are the primary beneficiary of the SPEs which are also VIEs. The holders of the debt of the SPEs can look only to the assets of the SPEs for satisfaction of the debt and have no recourse against HLSS.

VIEs. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our Interim Condensed Consolidated Financial Statements. As of September 30, 2013, we have no VIEs other than our advance financing SPEs.

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

At September 30, 2013, Ocwen owed us $303 for professional services provided pursuant to the Professional Services Agreement. During the three and nine months ended September 30, 2013 we earned fees of $491 and $1,458, respectively, for services provided to Ocwen pursuant to the Professional Services Agreement (compared to $669 and $1,664 for the same periods in 2012). Additionally, during the three and nine months ended September 30, 2013 we incurred fees of $30 and $90, respectively, for services received from Ocwen pursuant to the Professional Services Agreement (compared to $30 and $70 for the same periods in 2012). Revenue and expenses from the Professional Services Agreement are included within Related party revenue and Related party expenses, respectively.

During the three and nine months ended September 30, 2013 we incurred expenses of $178 and $530, respectively, for services provided to us pursuant to the Altisource Administrative Services Agreement (compared to $177 and $407 for the same periods in 2012). Additionally, during the three and nine months ended September 30, 2013 we incurred expenses of $20 and $60, respectively, for the rental of office space under two sublease agreements with Altisource (compared to $20 and $48 for the same periods in 2012). We reported these amounts within Related party expenses for each period then ended.

CRITICAL ACCOUNTING POLICIES

There were no significant changes to the accounting policies that we believe are the most critical to an understanding of our results of operations and financial condition which are disclosed in our most recent Form 10-K for the year ended December 31, 2012.

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

Liquidity Risk

See the “Liquidity and Capital Resources” section for additional discussion of liquidity and related risks.

Interest Rate Risk

Interest rate risk is a function of (i) the timing and (ii) the dollar amount of assets and liabilities that re-price at various points in time. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or different bases, than our interest-earning assets.

Our primary strategy to manage the impact of changes in interest rates is to primarily borrow at fixed rates on the term notes in our Match funded liability structure. We also receive the floating rate interest earned on custodial account balances related to the mortgage loans serviced under our subservicing agreement with Ocwen. Further, we executed a hedging strategy aimed at mitigating the impact of changes in variable interest rates within a certain period based on the projected excess of interest rate sensitive liabilities over interest rate sensitive assets. Future variances between the projected excess of interest rate sensitive liabilities over interest rate sensitive assets and actual results could cause us to become over-hedged or under-hedged.

If interest rates increase by 1% on our variable-rate borrowing and interest earning account balances, we estimate a net negative impact of approximately $706 resulting from an increase of $13,543 in annual interest income compared to an increase of $14,249 in annual interest expense based on September 30, 2013 balances.

September 30, 2013
Variable-rate borrowings outstanding (1)	$2,052,999
Fixed-rate borrowings outstanding	3,478,500
Custodial account balances (excluded from our Interim Condensed Consolidated Balance Sheet)	1,276,406
Notional balance of interest rate swaps (2)	346,733

(1)	A portion of this balance is attributable to our senior secured term loan facility which has an interest rate of 3.50% plus one month LIBOR, with a 1.00% LIBOR floor.
(2)	Relates to the non-forward starting interest rate swaps entered into to hedge our exposure to rising interest rates on a portion of our variable-rate borrowings with an outstanding balance of $2,052,999 at September 30, 2013.

Our Interim Condensed Consolidated Balance Sheet at September 30, 2013 includes $76,832 of interest-earning cash accounts and $1,037 of interest-earning collateral accounts.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013 our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to HLSS, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by HLSS in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 1, “Interim Condensed Consolidated Financial Statements — Note 15, “Commitments and Contingencies,” for more information regarding legal proceedings.

ITEM 1A.	RISK FACTORS

We include a discussion of the principal risks and uncertainties that affect or could affect our business operations within our latest Form 10-K dated February 7, 2013.

ITEM 6.	EXHIBITS

Exhibit Index

3.1	Amended and Restated Memorandum and Articles of Association of Home Loan Servicing Solutions, Ltd. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on February 6, 2012.

10.1	Sale Supplement, dated July 1, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 8, 2013.

10.2	Subservicing Supplement, dated July 1, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 8, 2013.

10.3	Base Indenture, dated July 1, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 8, 2013.

10.4	Series 2013-VF1 Indenture Supplement, dated July 1, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 8, 2013.

10.5	Receivables Pooling Agreement, dated July 1, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 8, 2013.

10.6	Receivables Sale Agreement, dated July 1, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 8, 2013.

10.7	Series 2013-T4 Indenture Supplement, dated August 8, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed August 13, 2013.

10.8	Series 2013-T5 Indenture Supplement, dated August 8, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed August 13, 2013.

10.9	Series 2012-VF1 Second Amended and Restated Indenture Supplement, dated as of August 30, 2013 (filed herewith).

10.10	Series 2012-VF2 Second Amended and Restated Indenture Supplement, dated as of August 30, 2013 (filed herewith).

10.11	Series 2012-VF3 Second Amended and Restated Indenture Supplement, dated as of August 30, 2013 (filed herewith).

10.12	Series 2013-T6 Indenture Supplement, dated September 18, 2013. Incorporated by reference to the registrant’s Current Report on Form 8-K filed September 19, 2013.

10.13	Series 2013-MM1 Third Amended and Restated Indenture Supplement, dated as of September 26, 2013 (filed herewith).

10.14	Amendment to Sale Supplement, dated as of September 30, 2013 (filed herewith).

10.15	Amendment to Subservicing Supplement, dated as of September 30, 2013 (filed herewith).

11.1	Computation of earnings per share. Incorporated by reference from “PART I – FINANCIAL INFORMATION; ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)” on page 3 herein.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME LOAN SERVICING SOLUTIONS, LTD.

Date: October 17, 2013	By: /s/ James E. Lauter
James E. Lauter
Chief Financial Officer and Chief Accounting Officer (On behalf of the Registrant and as its principal financial officer)