Form 10-K
period 2013-12-31
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2014-02-06
CIK 1513161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(345) 945-3727

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the ordinary shares of the registrant held by nonaffiliates as of June 28, 2013: $1,678,051,323

Number of Ordinary Shares, $0.01 par value, outstanding as of February 6, 2014: 71,016,771 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K.

HOME LOAN SERVICING SOLUTIONS, LTD.

2013 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. All statements, other than statements of historical facts included in this report including, without limitation, statements regarding our financial position, business strategy and other plans and objectives for our future operations, are forward-looking statements.

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

•	Estimates regarding prepayment speeds, delinquency rates, servicing advances, amortization of Notes receivable – Rights to MSRs, custodial account balances, interest income, operating costs, interest costs and other drivers of our results;

•	Assumptions related to sources of liquidity, our ability to fund servicing advances, our ability to pursue new asset classes and the adequacy of our financial resources;

•	Our status with respect to legal ownership of the rights to mortgage servicing rights we acquired from Ocwen;

•	Our ability to pay monthly dividends;

•	The performance of Ocwen Financial Corporation and its subsidiaries (collectively “Ocwen”) as mortgage servicer and our ability to make acquisitions of mortgage servicing rights and the related servicing advances (“Mortgage Servicing Assets”) on terms consistent with our business and economic model;

•	Assumptions about the availability of additional portfolios of subprime and Alt-A mortgage servicing rights and our ability to acquire additional Mortgage Servicing Assets from Ocwen and others;

•	Assumptions about the effectiveness of our hedging strategy;

•	Expectations regarding incentive fees in our servicing contract and the stability of our gross servicing margin;

•	Our competitive position;

•	Our dependence on the services of our senior management team;

•	The susceptibility of our mortgage servicing rights to fluctuations in valuation;

•	Uncertainty related to future government regulation and housing policies;

•	Future legal proceedings against us or Ocwen;

•	Assumptions regarding the availability of refinancing options for subprime and Alt-A borrowers;

•	Assumptions regarding our tax rate and decisions by taxing authorities;

•	General economic and market conditions; and

•	Assumptions regarding amount and timing of additional debt or equity offerings.

All forward-looking statements are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Important factors that could cause or contribute to such difference include those risks specific to our business detailed within this Annual Report and our other reports and filings with the Securities and Exchange Commission (“SEC”) including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. You should not place undue reliance on such forward-looking statements, which speak only as of their dates. Home Loan Servicing Solutions, Ltd. (collectively referred to throughout as “HLSS”, “us”, “our”, “we”, or the “Company”) undertakes no obligation to update or revise forward-looking statements.¸ whether as a result of new information, future events or otherwise.

For more information on the uncertainty of forward-looking statements see “Item 1A. Risk Factors” in this Annual Report.

Part I

Item 1.	Business

General

We are a Cayman Islands exempted company that acquires Mortgage Servicing Assets. We launched our operations on March 5, 2012 using the proceeds from our initial public offering (“IPO”) and a concurrent private placement with our founder and Chairman of our Board of Directors to acquire Mortgage Servicing Assets related to a portfolio with $15.2 billion unpaid principal balance (“UPB”) from Ocwen (“Initial Acquisition”). We do not originate mortgage loans, and as a result we are not subject to the risk of loss related to the origination of mortgage loans. We engaged Ocwen, a high quality residential mortgage loan servicer, to service the mortgage loans underlying our Mortgage Servicing Assets and therefore have not and do not intend to develop our own mortgage servicing platform. Our target is to distribute approximately 90% of our Net income over time to our shareholders in the form of a monthly cash dividend.

Our current business strategy is focused on acquiring Mortgage Servicing Assets, whereby we acquire the rights to receive the servicing fees that the current servicer is entitled to receive (“Rights to MSRs”) and associated servicing advances, and the current servicer will continue to service the mortgage loans and receive compensation from us for its servicing activities. We do not believe that our business strategy or economic performance has been or will be materially affected by whether we directly own mortgage servicing rights or the related Rights to MSRs, and all of our acquisitions of Mortgage Servicing Assets to date have been structured as acquisitions of Rights to MSRs.

Our primary source of income is interest income on the Notes receivable – Rights to MSRs. This interest income represents the servicing fees collected by Ocwen on the underlying mortgage servicing rights less any amounts due to Ocwen for its services under the Purchase Agreement with Ocwen (“Purchase Agreement”) and the amount of amortization of the Notes receivable – Rights to MSRs. If we were to meet all the requirements for legal ownership of the mortgage servicing rights in the future, we would account for our Notes receivable – Rights to MSRs as mortgage servicing rights and would begin recording servicing fee revenue related to the mortgage servicing rights rather than interest income on the Notes receivable-Rights to MSRs.

We have not and do not intend to develop our own mortgage servicing platform but instead will rely on high quality third-party residential mortgage loan servicers. Ocwen is a leader in the residential subprime and Alt-A mortgage servicing industry based on its historical servicing performance through a variety of real estate and economic cycles. With respect to any mortgage servicing rights that we have acquired from Ocwen, prior to the transfer of legal ownership of such mortgage servicing rights to us, Ocwen remains obligated to service the underlying mortgage loans and remit to us the servicing fees (Ocwen retains certain ancillary income such as late charges, modification fees, etc.) it collects in each month related to the Rights to MSRs. Following the transfer of legal ownership of any mortgage servicing rights to us, Ocwen will service the underlying mortgage loans on our behalf as subservicer, and we will receive the servicing fees (excluding certain ancillary income). As compensation for its servicing and subservicing activities, Ocwen receives from us a monthly base fee equal to 12% of such servicing fees collected each month. Ocwen also earns a monthly performance-based incentive fee that fluctuates based on collections and servicing advance reduction criteria with respect to the underlying mortgage loans. We believe this arrangement aligns the interests of both companies. The method used to calculate the fees that we pay to Ocwen under the Purchase Agreement with respect to the Rights to MSRs is the same as the method used to calculate the fees that we will pay to Ocwen under a subservicing agreement with respect to any mortgage servicing rights (“Subservicing Agreement”) that we subsequently acquire. As a result, the compensation to be paid to Ocwen will not vary based on whether Ocwen or we hold legal title to the underlying mortgage servicing rights.

As of the date of this filing, all of the Rights to MSRs that we have acquired are serviced by Ocwen (“Acquired Mortgage Servicing Rights”). Substantially all of the assets we have purchased from Ocwen to date under the “Purchase Agreement” and related sale supplements relate to subprime and Alt-A loans. The prepayment rate on subprime and Alt-A loans has demonstrated little correlation with interest rates in recent years which is a characteristic that we find attractive and which fits within our business strategy. We intend to continue to acquire assets pertaining to subprime and Alt-A mortgage loans that were originated prior to 2008. Given the low volume of originations of subprime and Alt-A loans since 2007, at some point in the future we may be unable to acquire sufficient similar assets. As such, we may explore additional residential mortgage opportunities such as financing agency servicing advances, acquiring mortgage servicing rights on newly originated non-agency loans, acquiring Federal Housing Administration (“FHA”) guaranteed early buy-out (“EBO”) program loans, or providing warehouse financing on newly originated agency loans. If we are unsuccessful in our attempts to pursue these alternative opportunities or any other opportunities not currently contemplated, we may need to return cash to shareholders in the form of increased dividends, a special dividend or share repurchases.

As of December 31, 2013, Ocwen has rights to approximately $60.8 billion of UPB of subprime and Alt-A mortgage loans which we have not yet purchased. Although we believe that Ocwen perceives that it has benefited from the transfer of Rights to MSRs to us in connection with our previous transactions, Ocwen has no obligation to sell us additional Mortgage Servicing Assets. We intend to continue to finance the acquisitions of additional similar Mortgage Servicing Assets in two ways:

•	In order to remain fully invested and to offset the impact of prepayments in our servicing portfolio, we expect to continue to utilize cash flow from operations in excess of our dividend to purchase Mortgage Servicing Assets that are similar to our current portfolio. We will refer to such transactions as flow transactions which we expect to take place periodically. Certain terms of such flow transactions, including the servicing incentive fee and advance ratio targets, will vary from transaction to transaction. We expect to be able to maintain or moderately grow the size of our servicing portfolio over the next several years through these transactions.

•	We may issue additional debt or equity to allow us to execute larger purchases of Mortgage Servicing Assets. These follow-on purchases will be subject to market conditions and will likely require that additional advance financing capacity be arranged.

We are incorporated as an exempted company in the Cayman Islands which currently does not levy income taxes on individuals or companies. We expect to be treated as a Passive Foreign Investment Company (“PFIC”) under U.S. federal income tax laws with respect to our investing activities. Except for our U.S. subsidiaries that are taxed as corporations for U.S. federal income tax purposes, we do not expect to be treated as engaged in a trade or business in the United States and thus do not expect to be subject to U.S. federal income taxation.

Our Business Model

Our business model is predicated on purchasing mortgage servicing rights, rights to fees and other income from servicing mortgage loans and associated servicing advances and engaging one or more high-quality residential mortgage loan servicers to service the pools of mortgage loans underlying our mortgage servicing rights. Acquiring Rights to MSRs results in the Company recording Notes receivable – Rights to MSRs, Match funded advances and Match funded liabilities. Our agreements with Ocwen provide for us to earn retained fees related to such Rights to MSRs which averaged 23.49 basis points of the UPB of the related mortgage loans during 2013. Retained fees are further reduced by the reduction of the Notes receivable – Rights to MSRs, due to the decline in UPB over time, to arrive at Interest income from the Notes receivable – Rights to MSRs. This source of revenue allows us to pay operating expenses and other expenses such as Interest expense, and the income that remains is available for distribution to the holders of our ordinary shares in the form of monthly dividends. The key attributes of our business model are as follows:

Stable Income Stream. We expect that our interest income from the Notes receivable – Rights to MSRs will remain stable. Interest income from the Notes receivable – Rights to MSRs is driven primarily by the retained fee we have negotiated with Ocwen. The retained fee we negotiated with Ocwen ranges from 32.5 to 13.0 basis points in accordance with a pre-determined schedule set forth in the applicable subservicing supplement related to the Acquired Mortgage Servicing Rights. Our primary reductions to income include Interest expense and operating expenses. The amortization component of our Notes receivable – Rights to MSRs is a reduction to the Interest income – Notes receivable – Rights to MSRs line item in our Consolidated Statements of Operations. We manage our exposure to rising interest rates through fixed rate term note borrowing, the variable rate interest income earned on custodial account balances and our interest rate swap agreements. We do not expect that our Interest income – Notes receivable – Rights to MSRs will experience significant volatility due to fluctuations in the value of the Notes receivable – Rights to MSRs.

Stable Balance Sheet. Match funded advances are our largest asset class and comprise 87.2% of our total assets as of December 31, 2013. Match funded advances are relatively low risk assets because they represent a first priority lien against the proceeds from the underlying mortgage loans and are recoverable from loan and pool level proceeds over a relatively short period of time. Match funded advances relating to the Acquired Mortgage Servicing Rights were 3.5% of the UPB of the mortgage loans serviced as of December 31, 2013, resulting in significant overcollateralization. We expect the advance ratio on the mortgage loans to which we currently hold the Rights to MSRs to decline over time.

Notes receivable – Rights to MSRs relating to subprime and Alt-A mortgage loans are our second largest asset class and comprise 8.9% of our total assets as of December 31, 2013. Notes receivable – Rights to MSRs are valued, in part, based on the expected life of the pool of mortgage loans underlying such Mortgage Servicing Assets. Prepayment speeds relating to subprime and Alt-A mortgage loans which comprise all of our Acquired Mortgage Servicing Rights, are relatively insensitive to interest rate fluctuations as the borrowers often do not have the ability to refinance their loans due to low credit scores or high loan to value ratios. In some instances borrowers have the ability to refinance their loans, but choose not to because they are indifferent between the economics of their current loan and a modified loan. Our agreements with Ocwen protect our Notes receivable – Rights to MSRs from significant losses should loan refinancing activity substantially increase.

We recorded the Notes receivable – Rights to MSRs at fair value on the date of acquisition and amortize the Notes receivable – Rights to MSRs using the interest method of accounting. Under the interest method, the principal amount at the end of each reporting period is adjusted based on the change in the estimated present value of its future cash flows. We intend to hold the Mortgage Servicing Assets we acquire to maturity, and therefore we do not expect earnings volatility as a result of realized gains or losses that could result from secondary market asset sales.

Cash comprises approximately 1.2% of our total assets at December 31, 2013. At December 31, 2013, $727,878 of our total maximum borrowing capacity remained unused. We maintain unused borrowing capacity for two reasons:

•	As a protection should advances increase due to increased delinquencies; and

•	To provide capacity for the acquisition of additional servicing rights or to pursue other investment opportunities.

We believe that our cash balance and unused advance financing capacity are sufficient to meet foreseeable future requirements.

While we expect our interest income to vary based on the UPB of the mortgage loans underlying the Acquired Mortgage Servicing Rights, we do not expect significant interest expense volatility as a result of changes in market interest rates. This is because 58% of our borrowing is in the form of fixed rate term notes. We also earn interest income at market rates on custodial account balances. Lastly, we hedge a portion of our variable rate borrowings through fixed for floating interest rate swap agreements. Changes in prepayment speeds underlying the Acquired Mortgage Servicing Rights ultimately impact future interest income. Servicing advances do not earn interest and are self-liquidating over a short period of time.

Since advances are non-interest bearing and the interest expense to finance advances is one of our largest expenses, our agreements with Ocwen provide for a reduction in the subservicing fees payable to Ocwen in any month if the advance ratio exceeds a predetermined level for that month. If we do not receive an amount equal to the retained fee in any given month, as expressed in terms of basis points of the average UPB of the mortgage loans serviced, a shortfall in the retained fee is created. Ocwen does not earn the full amount of its subservicing fees for any month that there is such a shortfall, or in any subsequent month, until we have recovered all shortfalls in the retained fee.

The Market Opportunity

We continue to believe that the current dynamics of the subprime and Alt-A mortgage servicing market have created a unique opportunity where there is the potential for a significant supply of mortgage servicing rights to be sold over the next several years. These dynamics include:

•	Sustained higher borrower delinquencies and defaults experienced over the last several years and increased regulatory oversight has led to substantially higher costs for mortgage servicers and negatively impacted their profitability;

•	Regulatory changes resulting from the implementation of Basel III which impose increased regulatory capital costs on depository institutions for owning mortgage servicing rights; and

•	Our belief that subprime and Alt-A mortgage servicing has become less attractive to many mortgage servicers due to increasingly negative publicity and heightened government and regulatory scrutiny.

We believe that our business model is currently optimized to allow us to be highly competitive in the acquisition of Mortgage Servicing Assets for subprime and Alt-A mortgage loans from Ocwen due to our ability to access reliable and cost effective sources of advance financing and cost structure. Should Ocwen’s cost of borrowing decline, we still believe that future transactions between HLSS and Ocwen will be beneficial to both companies.

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

We may explore other residential mortgage opportunities with characteristics similar to the Acquired Mortgage Servicing Rights including stable net asset value, low credit risk and attractive, risk adjusted yield such as the following:

•	Agency servicing advances;

•	Mortgage servicing rights on newly originated non-agency loans;

•	FHA guaranteed EBO program loans; and

•	Warehouse financing on newly originated agency loans.

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

Focus on subprime and Alt-A mortgage loans. Since the Mortgage Servicing Assets that we have acquired pertain to subprime and Alt-A loans, our asset mix is heavily weighted toward mortgage servicing advances which are the first amounts to be repaid from the collection of the underlying mortgage loans and, therefore, have relatively low valuation risk. The mortgage servicing rights component of our assets has a stable valuation history under our ownership. We believe that our concentration in subprime and Alt-A related assets could result in a lower cost of capital than for competitors that own a mix of assets that includes mortgage servicing rights for prime loans where prepayment speeds correlate with interest rates.

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

Because Ocwen owns the Acquired Mortgage Servicing Rights, we pay them a monthly base fee and monthly performance based incentive fee, pursuant to the Purchase Agreement and the related sale supplements for a six year period after the closing of each acquisition of mortgage servicing rights.

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

Ocwen receives a performance based incentive fee to the extent the servicing fee revenue that the servicer collects for any given month exceeds the sum of the monthly base fee and the retained fee.

The performance based incentive fee payable in any month is reduced if the advance ratio exceeds a predetermined level for that month. If the advance ratio is exceeded in any month, any performance based incentive fee payable for such month will be reduced by one month LIBOR + 275 bps per annum of the amount of any such excess servicing advances.

Description of Ocwen Professional Services Agreement

The Ocwen Professional Services Agreement requires us to provide certain services to Ocwen and for Ocwen to provide certain services with pricing terms intended to reflect market rates. Services provided by us under this agreement include valuation and analysis of mortgage servicing rights, capital markets activities, advance financing management, treasury management, legal services and other similar services. Services provided by Ocwen under this agreement include business strategy, legal, tax, licensing and regulatory compliance support services, risk management services and other similar services. The services provided by the parties under this agreement are on an as-needed basis, and the fees represent actual costs incurred plus an additional markup of 15%.

Description of Altisource Administrative Services Agreement

The Altisource Administrative Services Agreement requires Altisource Portfolio Solutions, S.A. (“Altisource”) to provide certain administrative services to us with pricing terms intended to reflect market rates. Services provided to us under this agreement include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The services Altisource provides to us under this agreement are on an as-needed basis, and the fees we pay Altisource are based on the actual costs incurred by them plus an additional markup of 15%.

Competition

Our success depends, in large part, on our ability to acquire Mortgage Servicing Assets on terms consistent with our business and economic model. In acquiring these assets, we expect to compete with independent mortgage loan servicers, mortgage REITs, MSR investment funds, private equity firms, hedge funds and other large financial services companies. Many of our anticipated competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments which could lead them to offer higher prices for assets that we might be interested in acquiring and cause us to lose bids for those assets. In addition, other potential purchasers of mortgage servicing rights may be more attractive to sellers of mortgage servicing rights if the sellers believe that these potential purchasers could obtain any necessary third party approvals and consents more easily than us. Lastly, a component of our business is the ability to offer relatively low cost financing for asset purchases. Should we not be able to provide competitive financing rates, Ocwen or other third parties could look elsewhere to finance asset purchases. Thus, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

Regulation

State and Federal Consumer Protection Regulation

Because we do not plan to service loans, we intend to rely on the servicers we engage to comply with extensive regulation by federal, state and local governmental authorities including the Federal Trade Commission (“FTC”) and the SEC. Servicers are also subject to regulation by the state agencies that license servicing and collection activities in a number of states. Servicers are subject to audits and examinations conducted by these states. Beginning in July 2011, non-bank servicers became subject to supervision, examination and enforcement by the Consumer Financial Protection Bureau (“CFPB”), a federal entity responsible for administering and enforcing the laws and regulations for consumer financial products and services, such as residential mortgage loans. We expect that servicers will incur significant ongoing costs to comply with new and existing laws and governmental regulation of the residential mortgage servicing business. Recently, Ocwen reached a pending settlement with the CFPB related to its servicing practices. We do not expect this pending settlement to impact our operations or the assets we have purchased from Ocwen. See “Item 1A. Risk Factors” under “ – Regulatory scrutiny regarding foreclosure processes could lengthen foreclosure timelines which could increase advances which would negatively impact our liquidity and profitability” for further details.

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

Employees

We have eighteen employees, including three executive officers.

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

Item 1A.	Risk Factors

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

We intend to declare and pay monthly cash dividends on our ordinary shares. We intend to distribute approximately 90% of our Net income over time to our shareholders, although we are not required by law to do so.

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

If the economy slows and/or the housing market deteriorates, our operating results would be adversely affected in the following ways:

•	Interest Income. Because we recognize interest income as principal and interest payments are collected from the borrowers on the mortgage loans underlying our Mortgage Servicing Assets and as delinquent loans are resolved, an increase in delinquencies would reduce the interest income that we recognize;

•	Expenses. If the ratio of advances to the UPB of our portfolio increases beyond a certain point, the increase in Interest expense could exceed the reduction in our incentive fee paid to Ocwen, thus resulting in a reduction to our profitability; and

•	Valuation of Mortgage Servicing Assets. Defaults on mortgage loans will decrease the value of our Mortgage Servicing Assets. In addition, future default rates that exceed current estimates may result in increased reductions to our interest income and a reduction in the value of our Mortgage Servicing Assets.

A significant increase in prepayment speeds would reduce the UPB of the mortgage loans underlying our Mortgage Servicing Assets and could adversely affect our operating results.

Prepayment speeds significantly affect our business. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. Prepayment speeds have a significant impact on our servicing fees, our expenses and the valuation of our Mortgage Servicing Assets as follows:

•	Interest Income. If prepayment speeds increase, our interest income will decline more rapidly than estimated because of the greater than expected decrease in the UPB of the mortgage loans on which interest income is based.

•	Valuation of Mortgage Servicing Assets. We base the price we pay for Mortgage Servicing Assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the fair value of our Mortgage Servicing Assets could decline faster than expected which would have a negative impact on our operating results.

If we are unable to maintain the UPB of the mortgage loans underlying our Mortgage Servicing Assets at an adequate level through the acquisition of additional Mortgage Servicing Assets or acquire other assets with similar characteristics, we would likely reevaluate our long-term business strategy which could include pursuing asset classes that differ from our current Mortgage Servicing Assets. We could also sell our remaining Mortgage Servicing Assets and use the proceeds to pay a liquidating distribution to our shareholders. In any such event, our shareholders may not be able to recover the full value of their initial investment in our ordinary shares.

We may not be able to successfully compete for the acquisition of mortgage servicing rights which could adversely affect our business.

Our success depends, in large part, on our ability to acquire additional mortgage servicing rights on terms consistent with our business and economic model. We expect to compete with independent mortgage loan servicers, mortgage REITs, MSR investment funds, private equity firms, hedge funds and other large financial services companies in acquiring additional mortgage servicing rights. Many of our anticipated competitors are significantly larger than we are, have access to greater capital and other resources, are capable of financing servicing advances at a lower interest rate and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments which could lead them to offer higher prices to Ocwen and other servicers than we would be willing to pay for these assets. If we are unable to compete for new assets and the UPB of or mortgage portfolio declines over time this may cause our administrative expenses to increase relative to our equity base.

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

We do not intend to operate a mortgage servicing platform and will need to engage servicers to service the mortgage loans underlying any mortgage servicing rights we ultimately acquire. We may not be able to engage servicers on terms that are favorable to us or at all.

We do not intend to operate a mortgage servicing platform. Our success will depend on our ability to enter into agreements with high-quality mortgage servicers, like Ocwen, to service the mortgage loans underlying any mortgage servicing rights we ultimately acquire.

The terms of any agreement will be negotiated with the servicer prior to the acquisition of the related mortgage servicing rights. It is unlikely that the term of any agreement we enter into will match the life of any mortgage servicing rights that we ultimately acquire and therefore will need to be renewed. As a result, the terms of any new agreement or renewal will depend on the economic environment and the costs of providing servicing at that time. In addition, the terms of any future servicing agreements, including those we enter into with Ocwen, may not be similar to the terms of our current agreements with Ocwen.

We may be unable to obtain sufficient servicer advance financing necessary to meet the financing requirements of our business which could adversely affect our liquidity position and result in a loss of servicing rights.

If delinquencies increase with respect to the mortgage loans underlying our Mortgage Servicing Assets, we will require more funding than we currently expect which may not be available to us on favorable terms or at all. We currently meet our servicing advance financing requirements through our servicing advance facilities. Under normal market conditions, mortgage servicers typically have been able to renew or refinance liquidity facilities for mortgage servicing rights. However, during the economic crisis that began in 2007, there were periods of time when some mortgage servicers were unable to renew these facilities. Borrowing conditions have improved since that time; however, market conditions at the time of any renewal or refinancing may not enable us to renew or refinance our advance financing facilities or obtain additional facilities on favorable terms or at all. Ocwen will not have any obligation to us to fund any servicing advances that we are required to purchase or fund. Our inability to obtain adequate financing to fund servicing advances would result in the loss of our Rights to MSRs pursuant to the Purchase Agreement. If, for this reason, our Rights to MSRs are lost, we will bear the full economic impact of this loss without the right to seek indemnification from Ocwen.

If our assumptions regarding subprime and Alt-A borrower refinancing options prove incorrect, or if the Federal government implements policies that help non-agency borrowers refinance, the UPB underlying our Mortgage Servicing Assets could decline faster than expected which would adversely affect our operating results.

We make a number of assumptions about future servicing fees, expenses, assets and liabilities relating to our Mortgage Servicing Assets. These assumptions are based on our view that subprime and Alt-A borrowers have limited refinancing options. Refinancings, also known as voluntary prepayments, are a small component of total prepayments with involuntary prepayments and liquidations being the larger component. If subprime and Alt-A borrowers were able to refinance their mortgage loans at a faster rate than expected and had a financial incentive to do so, prepayment speeds could increase, resulting in a faster reductions of the aggregate UPB of the underlying mortgage loans, adversely affecting our operating results.

If we are named in legal proceedings involving Ocwen, our financial results could be adversely affected.

We could be added as a defendant or investigated in any matters related to Ocwen’s servicing practices. If lawsuits are brought against Ocwen regarding its servicing practices relating to our Mortgage Servicing Assets we also may be added as a defendant in the future. Defending ourselves against lawsuits or adverse legal judgments against us may require that we pay significant legal fees, settlement costs, damages, penalties or other charges, or undertake remedial actions pursuant to administrative orders or court-issued injunctions, any of which could adversely affect our financial results.

We are dependent on Ocwen to act as a servicer with respect to the mortgage loans underlying the Acquired Mortgage Servicing Rights.

We are dependent on Ocwen to service the mortgage loans underlying the Acquired Mortgage Servicing Rights. A failure of Ocwen to perform its servicing obligations under a related pooling and servicing agreement (“PSA”) could result in the termination of Ocwen as servicer. If this occurs, we will only have recourse against Ocwen, and if Ocwen is unable to make any applicable indemnification payments owed to us, we could lose the entire value of the related Acquired Mortgage Servicing Rights.

Failure by Ocwen to comply with applicable laws and regulations may adversely affect our business.

The failure of Ocwen to comply with the laws and regulations in connection with servicing mortgage loans underlying our Acquired Mortgage Servicing Rights could possibly lead to civil and criminal liability, loss of licensing, damage to our reputation, fines and penalties, and litigation including class action lawsuits or administrative enforcement actions.

Failure by Ocwen to ensure that servicing advances comply with the terms of the PSAs may have a material adverse effect on our operating results.

Servicing advances that are improperly made may not be eligible for financing under our advance financing facilities and may not be reimbursable by the related securitization trusts or other owners of the mortgage loan which would reduce our liquidity and may cause us to suffer a loss.

If Ocwen fails to adequately perform its loss mitigation obligations, we could be required to make additional servicing advances, and the time period for collecting servicing advances may extend, adversely affecting our liquidity and earnings.

Ocwen is required to service the mortgage loans in accordance with specified standards and employ loss mitigation techniques to reduce the probability that borrowers will default on their loans and to minimize losses when defaults occur. These loss mitigation techniques may include the modification of mortgage loan rates, principal balances and maturities. If Ocwen fails to adequately perform their loss mitigation obligations under these agreements, we could be required to purchase or fund servicing advances in excess of those that we might otherwise have had to purchase or fund, and the time period for collecting servicing advances may extend. Any increase in servicing advances or material increase in the time to resolution of a defaulted loan could result in increased financing costs to us and adversely affect our liquidity and Net income.

A downgrade in Ocwen’s servicer rating could have an adverse effect on our financial condition or results of operations.

Moody’s, Standard & Poor’s (“S&P”) and Fitch rate many mortgage servicers, including Ocwen. These ratings are subject to change in the future without notice. Servicer ratings are important to our ability to finance servicing advances. In addition, some PSAs may also require that the servicer or subservicer maintain specified servicer ratings. The failure to maintain the specified rating may cause the termination of the servicer under such PSAs. Any such downgrade could have an adverse effect on our business, financing activities, financial condition or results of operations.

On November 14, 2012, S&P placed its “above average” servicer rating on Ocwen on CreditWatch “negative” as opposed to “stable”. S&P stated that it took this action due to Ocwen’s recent purchases of Homeward Residential Inc. (“Homeward”) (which has since been completed) and of the mortgage servicing platform of GMAC Mortgage LLC and Residential Capital LLC (which has since been completed). S&P also stated that it would continue to monitor the impact that these acquisitions have on Ocwen’s servicing operations. While Ocwen’s management is of the opinion that these acquisitions will not negatively affect the operational performance of its mortgage servicing, no assurance can be given that S&P or other rating agencies will maintain their current servicer ratings of Ocwen.

A downgrade in our corporate credit ratings could impact our ability to issue term loans within our senior secured term loan facility or a newly created facility.

On June 13, 2013, in connection with our senior secured term loan facility agreement, we were issued credit ratings of Ba3/Stable and B+/Stable from Moody’s and S&P. Our ability to secure additional financing for servicing advances is largely dependent on the rating of the pledged collateral and not on our corporate credit rating. A downgrade in our corporate credit ratings could impact our ability to issue additional term loans within our senior secured term loan facility or a newly created facility.

If we are required to register under the Investment Company Act, our ability to conduct our business could be materially adversely affected, and you could suffer losses.

We are not registered, and do not intend to register, as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). We intend to conduct our operations directly and through wholly or majority-owned operating subsidiaries so that we and each of our subsidiaries is not an investment company under the Investment Company Act. We believe that neither we nor our operating subsidiaries will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating subsidiaries will engage primarily, or hold ourselves or our operating subsidiaries out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, we, through our operating subsidiaries, are primarily engaged in the non-investment company business of these subsidiaries, namely the business of purchasing or otherwise acquiring Rights to MSRs and associated servicing advances and engaging and managing one or more high-quality residential mortgage loan servicers to service the pools of mortgage loans underlying the mortgage servicing rights. We structured the special purpose entities that we established in connection with our match funded advance financing facilities to rely on the investment company exemption provided to certain structured financing vehicles by Rule 3a-7 promulgated pursuant to the Investment Company Act.

If, however, we or any of our subsidiaries are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements, and our activities may be restricted, among other things which would materially adversely affect our business, financial condition and results of operations and our ability to pay dividends. We may also seek exemptive relief from the SEC which could impose significant costs on our business. If we or any of our subsidiaries were required to register as an investment company but failed to do so, the unregistered entity would be prohibited from engaging in business, and criminal and civil actions could be brought against such unregistered entity. In addition, the contracts of such unregistered entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of such unregistered entity and liquidate the unregistered entity which could lead to losses to our shareholders.

We could have conflicts with Ocwen and Altisource, and our Chairman of the Board of Directors, other members of our Board of Directors or management could have conflicts of interest due to his or their relationships with Ocwen and Altisource that may be resolved in a manner adverse to us.

We do a substantial amount of business with Ocwen and Altisource. Conflicts may arise between us and one or more of these entities because of the ongoing agreements we have with them or because of the nature of each of our respective businesses.

Our Chairman of the Board of Directors is also the Chairman of Ocwen and Altisource. As a result, he has obligations to us as well as to Ocwen and Altisource and may have or appear to have conflicts of interest with respect to matters potentially or actually involving or affecting us, Ocwen and Altisource, as the case may be. Our Chairman currently has substantial investments in Ocwen and Altisource and certain of our other officers own stock or options in Ocwen. Such ownership interests could create or appear to create conflicts of interest with respect to matters potentially or actually involving or affecting us, Ocwen and Altisource, as the case may be.

We have adopted policies, procedures and practices to avoid potential conflicts with respect to our dealings with Ocwen and Altisource, including Mr. Erbey recusing himself from negotiations regarding, and approvals of, transactions with these entities. We also manage potential conflicts of interest through oversight by independent members of our Board of Directors (independent directors constitute a majority of our Board of Directors) and we will seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with Ocwen and Altisource, as the case may be. There can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with Ocwen and Altisource, as the case may be, or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party that had none of the connections we have with these businesses.

A bankruptcy of Ocwen could adversely affect our business.

If Ocwen becomes subject to a bankruptcy proceeding, our business could be materially adversely affected, and you could suffer losses.

The validity or priority of our security interest in the Acquired Mortgage Servicing Rights could be challenged in a bankruptcy proceeding of Ocwen, and the Purchase Agreement could be rejected in such proceeding. Ocwen’s obligations under the Purchase Agreement with respect to the Rights to MSRs are secured by a security interest in the related Acquired Mortgage Servicing Rights and the proceeds of the related Acquired Mortgage Servicing Rights. We have undertaken all requirements under applicable law to properly create and perfect such a security interest with respect to the Rights to MSRs that we have purchased to date, including pledging the collateral in the Purchase Agreement and filing financing statements in appropriate jurisdictions and will undertake to properly create and perfect security interests in any additional Rights to MSRs that we may purchase from Ocwen in the future. Nonetheless, our security interest may be ruled unenforceable or ineffective by a bankruptcy court. If Ocwen were to file, or to become the subject of, a bankruptcy proceeding under the United States Bankruptcy Code or similar state insolvency laws, Ocwen (as debtor-in-possession in the bankruptcy proceeding) or the bankruptcy trustee could reject the Purchase Agreement and attempt to stop payments to us of the interest income with respect to the Rights to MSRs and terminate our right to acquire those Acquired Mortgage Servicing Rights that we have not already acquired. In the event the security interest is declared unenforceable or ineffective, we would be subject to the risk that our claim for any damages from the rejection of the Purchase Agreement or the failure to pay us the interest income with respect to the Rights to MSRs would be treated as a general unsecured claim for purposes of distributions from Ocwen’s bankruptcy estate. In addition, even if the security interest is found to be valid and enforceable, if a bankruptcy court determines that the value of the collateral exceeds the underlying obligation to us, then Ocwen (as debtor-in-possession in the bankruptcy proceeding) or the bankruptcy trustee would have the power (with the approval of the bankruptcy court) to modify the terms of the payment obligations to us, to substitute collateral securing the security interest or to reduce the collateral securing the security interest to a lesser amount deemed “adequate” to secure payment of our claim.

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

Payments made to us by Ocwen, or obligations incurred by it, could be avoided by a court under federal or state fraudulent conveyance laws. Ocwen (as debtor-in-possession in the bankruptcy proceeding) or the bankruptcy trustee could also attempt to claim that a sale of Rights to MSRs or other assets by Ocwen to us was a fraudulent conveyance. Under the United States Bankruptcy Code and similar state insolvency laws, payments made, or obligations incurred, could be voided if Ocwen, at the time it made such payment or incurred such obligation: (a) received less than reasonably equivalent value or fair consideration for such transfer or incurrence; and (b) either (i) was insolvent at the time of, or was rendered insolvent by reason of, such transfer or incurrence; (ii) was engaged in, or was about to engage in, a business or transaction for which the assets remaining with Ocwen were an unreasonably small capital; or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature. If any transfer or incurrence is determined to be a fraudulent conveyance, Ocwen (as debtor-in-possession in the bankruptcy proceeding) or the bankruptcy trustee, would be entitled to recover such transfer or to avoid the obligation previously incurred.

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

Ocwen has triggered termination events or events of default under some PSAs underlying the Acquired Mortgage Servicing Rights, and the parties to the related securitization transactions could enforce their rights against Ocwen as a result.

If a servicer termination event or event of default occurs under a PSA, the servicer may be terminated without any right to compensation for its loss from the trustee for the securitization trust, other than the right to be reimbursed for any outstanding servicing advances as the related loans are brought current, modified, liquidated or charged off. So long as we are in compliance with our obligations under the Subservicing Agreement and the Purchase Agreement, if Ocwen is terminated as servicer, we will have the right to receive an indemnification payment from Ocwen as servicer, even if such termination related to servicer termination events or events of default existing at the time of any transaction with Ocwen, including with respect to those servicer termination events or events of default that have been triggered in PSAs underlying the Acquired Mortgage Servicing Rights as of December 31, 2013. If Ocwen is terminated as servicer with respect to a PSA and Ocwen is unable to make any resulting indemnification payments to us, if any, it may have a material adverse effect on our operating results and our ability to pay dividends and may make it more difficult for us to acquire additional mortgage servicing rights in the future.

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

Ocwen recently reached an agreement, which is subject to court approval, involving the CFPB, various state attorneys general and other agencies that regulate the mortgage servicing industry. The agreement has four key elements:

•	A commitment by the Ocwen to service loans in accordance with specified servicing guidelines and to be subject to oversight by an independent national monitor for three years;

•	A payment of $127.3 million, which includes a fixed amount for administrative expenses, to a consumer relief fund to be disbursed by an independent administrator to eligible borrowers. Pursuant to indemnification and loss sharing provisions of applicable acquisition documents, approximately half of this consumer relief fund payment is to be funded by the former owners of certain servicing portfolios previously acquired by Ocwen and integrated into Ocwen’s servicing platform. Ocwen previously established a reserve of $66.4 million during the second quarter of 2013 with respect to Ocwen’s portion of the payment into the consumer relief fund. This reserve is expected to cover all but approximately $0.5 million of Ocwen’s portion of the consumer relief fund payment;

•	A commitment by Ocwen to continue their principal forgiveness modification programs to delinquent and underwater borrowers, including underwater borrowers at imminent risk of default, in an aggregate amount of at least $2.0 billion over three years. These and all Ocwen’s other loan modifications are designed to be sustainable for homeowners and also provide positive net present value outcomes for mortgage loan investors. Principal forgiveness as part of a loan modification is determined on a case-by-case basis in accordance with the applicable servicing agreement; and

•	Ocwen and the former owners of certain of the acquired servicing portfolios will receive comprehensive releases, subject to certain exceptions, from liability with respect to residential mortgage servicing, modification and foreclosure practices.

If the agreement is approved, it will be reflected in a consent judgment of the U.S. District Court for the District of Columbia.

We do not have legal ownership of our acquired mortgage servicing rights.

We do not have legal ownership of our Acquired Mortgage Servicing Rights and are subject to increased risks as a result of Ocwen continuing to own the mortgage servicing rights. The validity or priority of our security interest in the Acquired Mortgage Servicing Rights could be challenged in a bankruptcy proceeding of Ocwen, and the Purchase Agreement could be rejected in such proceeding. See “ – A bankruptcy of Ocwen could adversely affect our business” for an additional discussion of this risk to our company.

We may pursue new asset classes with different risk and return characteristics than our Mortgage Servicing Assets.

While we expect to continue to purchase Mortgage Servicing Assets from Ocwen or other third parties in the future, we may invest in other asset classes. These new asset classes could include agency servicing advances, mortgage servicing rights to newly originated non-agency loans, FHA guaranteed EBO program loans, warehouse financing on newly originated agency loans or any other similar asset classes. Although we intend to only invest in assets with little credit or valuation risk, the new assets may be more volatile than expected or have a different risk profile compared to our Mortgage Servicing Assets.

Risks Related to Taxation

We expect to be treated as a PFIC for U.S. federal income tax purposes which could subject U.S. Holders to adverse U.S. federal income tax consequences.

We expect to be treated as a PFIC for U.S. federal income tax purposes. A PFIC generally is a foreign corporation if either at least (i) 75% of its gross income is “passive income,” or (ii) 50% of the gross value of its assets is attributable to assets that produce, or are held for the production of, passive income. If you are a U.S. Holder and do not make a Qualified Electing Fund “QEF” election with respect to us or a mark-to-market election with respect to our ordinary shares, you will be subject to adverse tax consequences, including deferred tax and interest charges with respect to certain distributions on our ordinary shares, any gain realized on a disposition of our ordinary shares and certain other events. The effect of these adverse tax consequences could be materially adverse to you. If you are a U.S. Holder and make a valid, timely QEF election for us, you will not be subject to those adverse tax consequences, but could recognize taxable income in a taxable year with respect to our ordinary shares in excess of any distributions that we make to you in that year, thus giving rise to so-called “phantom income” and to a potential out-of-pocket tax liability. We will provide information to all electing shareholders needed to comply with the QEF election. If you are a U.S. Holder and make a valid, timely mark-to-market election with respect to our ordinary shares, you will recognize as ordinary income or loss in each year that we are a PFIC an amount equal to the difference between your basis in our ordinary shares and the fair market value of the ordinary shares, thus also possibly giving rise to phantom income and a potential out-of-pocket tax liability. Ordinary loss generally is recognized only to the extent of net mark-to-market gains previously included in income. U.S. Holders should be aware that although we currently do not have any subsidiaries that are PFICs, we may form or acquire a subsidiary that is a PFIC in the future. In such event, U.S. Holders will also need to make the QEF election with respect to each such subsidiary in order to avoid the adverse tax consequences described above. We intend to provide all information necessary for U.S. Holders to make the QEF election with respect to any of our subsidiaries that may be classified as a PFIC. U.S. Holders should also be aware that the mark-to-market election generally will not be available with respect to any of our subsidiaries that are a PFIC, rendering such election less beneficial to U.S. Holders than the QEF election.

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

Distributions made to a U.S. Holder that is an individual will not be eligible for taxation at reduced tax rates generally applicable to dividends paid by certain U.S. corporations and “qualified foreign corporations.”

If our ownership of servicing rights were treated as engaged in a trade or business in the United States, we would become subject to U.S. federal income taxation which could adversely affect our business and result in decreased cash available for distribution to our shareholders.

The IRS could assert that we are engaged in a U.S. trade or business pertaining to the ownership of mortgage servicing rights. If, contrary to our expectations, our ownership of mortgage servicing rights is treated as being engaged in a trade or business in the United States, we would be subject to additional U.S. federal income taxation on a substantial portion of our Net income which would adversely affect our business and result in decreased cash available for distribution to our shareholders. More specifically, if we are treated as engaged in a trade or business in the United States, the portion of our Net income, if any, that was “effectively connected” with such trade or business would be subject to U.S. federal income taxation at a maximum rate of 35% as opposed to our expectation that only the income of our U.S. subsidiaries will be subject to U.S. federal income tax at such rate. In addition, we would be subject to the U.S. federal branch profits tax on our effectively connected earnings and profits at a rate of 30%.

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

Our corporate affairs are governed by Cayman Islands law and our Articles of Association. The rights of shareholders to take action against our directors, the rights of minority shareholders to institute actions and the fiduciary responsibilities of our directors to us are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the latter of which has persuasive, but not binding, authority on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in the United States. In particular, the Cayman Islands has a less developed body of securities law than the United States and provide less protection to investors. The laws of the Cayman Island provide only limited circumstances under which shareholders of companies may bring derivative actions and do not afford appraisal rights to dissenting shareholders in the form typically available to shareholders of a U.S. corporation other than in limited circumstances in relation to certain mergers.

In addition, a Cayman Islands company may not have standing to initiate a shareholder derivative action before the federal courts of the U.S. As a result, our shareholders may encounter more difficulty in protecting their interests against actions taken by our management or Board of Directors than they would as shareholders of a public company incorporated in the U.S.

You may have difficulty enforcing judgments obtained against us.

We are a Cayman Islands exempted company, and it may be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, the courts of the Cayman Islands may not recognize or enforce judgments of U.S. courts against us or our directors and officers predicated upon the civil liability provisions of the securities laws of the U.S. or any state. Furthermore, Cayman Islands courts may not be competent enough to hear original actions brought in the Cayman Islands against us or our directors and officers predicated upon the securities laws of the U.S. or any state. As a result of the difficulty associated with enforcing a judgment against us, you may not be able to collect any damages awarded by a U.S. court.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties (Dollars in thousands, except per share data and unless otherwise indicated)

Our principal executive offices are located in the Cayman Islands c/o Intertrust Corporate Services (Cayman) Limited (formerly Walkers Corporate Services Limited), 190 Elgin Avenue, George Town, Grand Cayman KY1-9005, Cayman Islands. Altisource has agreed to provide us with office space at the following locations: 2002 Summit Boulevard, Sixth Floor, Atlanta, Georgia 30319, for a fee of $3 per month; and 1661 Worthington Road, West Palm Beach, Florida 33409, for a fee of $4 per month.

Item 3.	Legal Proceedings

There are no legal proceedings currently pending or, to our knowledge, contemplated against us, our incorporator or any of our officers or directors in their capacities as such.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Ordinary Shares, and Related Shareholder Matters (Dollars in thousands, except per share data and unless otherwise indicated)

Price Range of the Company’s Ordinary Shares

The ordinary shares of Home Loan Servicing Solutions, Ltd. began trading on The NASDAQ Global Select Market on February 29, 2012, and are traded under the symbol “HLSS”. The following tables set forth the high and low closing sales prices for our ordinary shares for the periods indicated:

2013	High	Low
First Quarter	$24.06	$19.00
Second Quarter	$24.37	$22.20
Third Quarter	$25.41	$22.00
Fourth Quarter	$23.90	$21.50

2012	High	Low
First Quarter	$14.00	$12.80
Second Quarter	$14.00	$13.18
Third Quarter	$16.50	$13.29
Fourth Quarter	$19.82	$16.33

The closing price of our ordinary shares on February 5, 2014 was $20.11.

The following graph compares the cumulative total return on the ordinary shares of HLSS since the time our shares started trading, February 29, 2012, with the cumulative total return on the stocks included in the Russell 2000 Market Index and S&P 500 Diversified Financials Market Index.

Purchases of Ordinary Shares by the Issuer and Affiliates

We did not purchase any of our ordinary shares during 2013 or 2012.

Number of Holders of Ordinary Shares

At January 24, 2014; 71,016,771 shares of our ordinary shares were outstanding and held by approximately 15,325 holders of record.

Dividend Policy

Dividends are payable to holders of record of our ordinary shares on the last business day of each such month, subject to all applicable laws, and will be paid on the 10th day of the immediately following month, or the first business day thereafter if such payment date falls on a weekend or holiday.

We intend to declare and pay monthly cash dividends on our ordinary shares with the income generated from net operating cash flows. We intend to distribute approximately 90% of our Net income over time to our shareholders, although we are not required by law to do so.

Cash Dividends Paid

During 2013 we paid an aggregate of $107,436 in cash dividends or $1.67 per ordinary share. During 2013 we declared the following dividends:

Record Date	Payment Date	Amount Per Ordinary Share
January 31, 2013	February 11, 2013	$0.12
February 28, 2013	March 11, 2013	$0.13
March 29, 2013	April 10, 2013	$0.13
April 30, 2013	May 10, 2013	$0.14
May 31, 2013	June 10, 2013	$0.14
June 28, 2013	July 10, 2013	$0.14
July 31, 2013	August 12, 2013	$0.15
August 30, 2013	September 10, 2013	$0.15
September 30, 2013	October 10, 2013	$0.15
October 31, 2013	November 12, 2013	$0.15
November 29, 2013	December 10, 2013	$0.15
December 31, 2013	January 10, 2014	$0.15

During 2012 we paid an aggregate of $18,317 in cash dividends or $0.91 per ordinary share. During 2012 we declared the following dividends:

Record Date	Payment Date	Amount Per Ordinary Share
March 30, 2012	April 10, 2012	$0.08
April 30, 2012	May 10, 2012	$0.10
May 31, 2012	June 11, 2012	$0.10
June 29, 2012	July 10, 2012	$0.10
July 31, 2012	August 10, 2012	$0.10
August 31, 2012	September 10, 2012	$0.10
September 28, 2012	October 10, 2012	$0.10
October 31, 2012	November 12, 2012	$0.11
November 30, 2012	December 10, 2012	$0.12
December 31, 2012	January 10, 2013	$0.12

ITEM 6.	SELECTED FINANCIAL DATA (Dollars in thousands, except per share data and unless otherwise indicated)

The following tables present selected consolidated financial information of HLSS and its subsidiaries at the dates and for the years indicated. Our historical balance sheet and operations data at and for the four years ended December 31 are derived from our audited financial statements. The selected consolidated financial information should be read in conjunction with the information we provided in Management’s Discussion and Analysis of

Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Selected Balance Sheet Data

At the dates indicated	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Cash	$87,896	$76,048	$283	$300
Match funded advances	6,387,781	3,098,198	—	—
Notes receivable – Rights to MSRs	651,060	303,705	—	—
Other assets	201,226	107,362	2,860	14

Total assets	$7,327,963	$3,585,313	$3,143	$314

Match funded liabilities	$5,715,622	$2,690,821	$—	$—
Other borrowings	343,386	—	—	—
Dividends payable	10,653	6,706	—	—
Other liabilities	24,564	7,153	3,134	32

Total liabilities	6,094,225	2,704,680	3,134	32

HLSS shareholder’s equity	1,233,738	880,633	9	282

Total equity	1,233,738	880,633	9	282

Total liabilities and equity	$7,327,963	$3,585,313	$3,143	$314

Selected Operations

For the years ended December 31,	2013	2012	2011	2010
Revenue:
Interest income – notes receivable – Rights to MSRs	$245,863	$54,699	$—	$—
Interest income – other	2,195	109	—	—
Related party revenue	1,811	2,316	—	—

Total revenue	249,869	57,124	—	—

Operating expenses	11,870	6,150	273	18

Income (loss) from operations	237,999	50,974	(273)	(18)

Other expense
Interest expense	110,071	24,057	—	—

Total other expense	110,071	24,057	—	—

Income (loss) before income taxes	127,928	26,917	(273)	(18)
Income tax expense	234	46	—	—

Net income (loss)	$127,694	$26,871	$(273)	$(18)

Earnings (loss) per share
Basic	$1.99	$1.56	$(13.66)	$(13.18)

Diluted	$1.99	$1.56	$(13.66)	$(13.18)

Weighted average ordinary shares outstanding
Basic	64,132,383	17,230,858	20,000	1,334
Diluted	64,132,383	17,230,858	20,000	1,334

Dividends declared per share	$1.70	$1.45	$0.00	$0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data and unless otherwise indicated)

INTRODUCTION

The following discussion of our results of operations, changes in financial condition and liquidity should be read in conjunction with our Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-K.

OVERVIEW

Strategic Priorities

Now in our second year of operations, we continue to execute upon our chief objective which is to acquire Mortgage Servicing Assets, while also proactively pursuing residential mortgage asset classes with little credit or valuation risk. During the past year, we completed four purchases from Ocwen which added $119.7 billion of UPB to our servicing portfolio, and we currently hold the rights to service $180.4 billion of UPB as of December 31, 2013.

From an operational perspective, the transactions between HLSS and Ocwen were completed as planned, and we believe that all servicing requirements under the PSAs were met in all material respects.

Our results for the years ended December 31 are discussed in more detail below.

Changes in Results of Operations Summary

The following table summarizes our consolidated operating results for the years ended December 31, 2013, 2012 and 2011 which includes periods prior to March 5, 2012 when we were a development stage enterprise.

	2013	2012	2011
Consolidated:
Revenue	$249,869	$57,124	$—
Operating expenses	11,870	6,150	273

Income (loss) from operations	237,999	50,974	(273)
Interest expense	110,071	24,057	—

Income (loss) before income taxes	127,928	26,917	(273)
Income tax expense	234	46	—

Net income (loss)	$127,694	$26,871	$(273)

Year Ended December 2013 versus December 2012. Our Interest income increased year over year, primarily because our average UPB for the years ended December 31, 2013 and 2012, was $134.4 billion and $27.7 billion. An additional $119.7 billion of UPB in Rights to MSRs purchased from Ocwen during 2013 contributed to the increased 2013 average UPB balances. Lastly, lower prepayment speeds for the UPB tied to our Notes receivable – Rights to MSRs contributed to greater Interest income during 2013. Average prepayment speeds declined from 14.2% during 2012 to 12.9% during 2013.

Operating expenses increased year over year primarily because the scale of our business significantly increased from 2012 to 2013 as a result of follow-on and flow Rights to MSRs purchases. Operating expenses are primarily comprised of salaries and wages, Related party expenses and General and administrative expenses. Our average headcount for the year ended December 31, 2013 as compared to December 31, 2012 increased from twelve to seventeen which primarily contributed to the increase in the Compensation and benefits portion of operating expenses. Related party expenses are related to the Ocwen Professional Services Agreement and the Altisource Administrative Services Agreement. The increase in Related party expenses primarily related to increased use of business strategy, tax and legal services as part of the Ocwen Professional Services Agreement. The increase in General and administrative expenses is primarily related to tax and legal expenses related to our research and pursuit of new investment opportunities. Lastly, we had twelve full months of operations during 2013 compared to ten months of operations during the comparable 2012 period which contributed to higher expense levels for all income statement line items.

The most significant contributor to the Interest expense increase is from our Match funded liabilities. Larger average Match funded liability balances contributed $150,910 to the year over year increase in Interest expense which was partially offset by a decrease in Interest expense attributable to lower effective interest rates of $73,954. In addition, Other borrowings contributed $9,058 to the increase in Interest expense, $431 of which was attributable to the amortization of debt issuance costs and the remainder was attributable to accrued interest on our outstanding balance.

Income tax expense increased year over year due to increased earnings in 2013 compared to 2012. However, our effective tax rate year over year remained flat at 0.2% for 2013 compared to 0.2% in 2012.

Year Ended December 2012 versus December 2011. We were a development stage enterprise until March 5, 2012 and therefore our 2012 operating results are not fully comparable to 2011. Revenue in 2012 primarily includes Interest income recorded from our Notes receivable – Rights to MSRs. Also included in revenue for the year ended December 31, 2012 are the amounts billed to Ocwen for services we provide under the Ocwen Professional Services Agreement and interest earned on corporate account balances.

Operating expenses for the year ended December 31, 2012 increased primarily due to compensation and benefits and professional services. Additionally, Interest expense increased significantly for the year ended December 31, 2012 due to outstanding Match funded liabilities drawn on in connection with our asset purchases during the year.

We incurred $46 of income tax expense for the year ended December 31, 2012, compared to $0 of income tax expense during the comparable 2011 period. The increase was due to us being profitable in our first year of operations. During 2011 we were a development stage enterprise with no revenues and certain expenses related to the start-up of our business.

Summary Operating Information

We operate our business as a single reportable segment. For purposes of our internal management reporting, we separately report the components of Interest income – notes receivable – Rights to MSRs which include Servicing fee revenue, Servicing expense and Amortization of MSRs. We provide a reconciliation of our reported results to our internal management reporting for the years ended December 31, 2013 and 2012 in the following tables. We did not provide reconciliations for the year ended December 31, 2011 because we were a development stage enterprise during that period, and our operations were limited to raising capital to complete the Initial Acquisition. Operating items during that period consisted primarily of start-up costs and are not comparable to the years ended December 31, 2013 and 2012.

We executed our agreements with Ocwen with the intent that we would receive the total amount of the servicing fees collected and that we would pay Ocwen a subservicing fee that is determined based on its collections and advance ratio performance. We evaluate our operating performance and manage our business considering servicing fees collected and subservicing fees paid and maintain our internal management reporting on this basis. The following table presents our consolidated results of operations in accordance with U.S. GAAP (“GAAP”) reconciled to our internally reported financial results.

Our total revenue, total operating expenses and income from operations as presented in our Management Reporting format shown below should be considered in addition to, and not as a substitute for: total revenue, total operating expenses and income from operations determined in accordance with GAAP.

	Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
For the year ended December 31, 2013:
Revenue
Servicing fee revenue (1)	$—	$633,377	$633,377
Interest income – notes receivable – Rights to MSRs (2)	245,863	(245,863)	—
Interest income – other	2,195	—	2,195
Related party revenue	1,811	—	1,811

Total revenue	249,869	387,514	637,383

Operating expenses
Compensation and benefits	5,825	—	5,825
Servicing expense (3)	—	317,702	317,702
Amortization of MSRs (4)	—	69,812	69,812
Related party expenses	1,400	—	1,400
General and administrative expenses	4,645	—	4,645

Total operating expenses	11,870	387,514	399,384

Income from operations	$237,999	$—	$237,999

	Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
For the year ended December 31, 2012:
Revenue
Servicing fee revenue (1)	$—	$117,789	$117,789
Interest income – notes receivable – Rights to MSRs (2)	54,699	(54,699)	—
Interest income – other	109	—	109
Related party revenue	2,316	—	2,316

Total revenue	57,124	63,090	120,214

Operating expenses
Compensation and benefits	3,751	—	3,751
Servicing expense (3)	—	50,173	50,173
Amortization of MSRs (4)	—	12,917	12,917
Related party expenses	755	—	755
General and administrative expenses	1,644	—	1,644

Total operating expenses	6,150	63,090	69,240

Income from operations	$50,974	$—	$50,974

(1)	Servicing fee revenue reflects servicing fees received under the agreements with Ocwen.
(2)	Interest income – notes receivable – Rights to MSRs represents the net amount of servicing fees received less servicing fees paid and amortization of the Notes receivable – Rights to MSRs. We exclude this interest income from our management reporting and instead report the contractual components including Servicing fee revenue, Servicing expense and Amortization of MSRs.

(3)	Servicing expense reflects the fee we paid under the agreements with Ocwen.
(4)	Amortization of MSRs reflects reductions in the value of the Notes receivable – Rights to MSRs due to UPB run-off.

Year ended December 2013 versus 2012. Servicing fee revenue increased year over year because we owned the servicing rights for significantly greater average UPB during 2013. Servicing fee revenue is a function of principal and interest collected during the period and the contractual servicing fee rate. Average UPB for the year ended December 31, 2013 was $134.4 billion, compared to $27.7 billion for the preceding year.

The servicing expense paid to Ocwen during the year ended December 31, 2013 included $75,970 for the base fee and $241,732 in incentive fees. The servicing expense paid to Ocwen during the comparable 2012 period included $14,135 for the base fee and $36,038 in incentive fees. The difference is primarily attributable to increased average UPB year over year. Amortization of MSRs relates to reduction in UPB due to portfolio run-off and is greater during 2013 due to larger average UPB.

The following table provides selected portfolio statistics as of December 31:

(in thousands, except for loan count data)	2013	2012	% Change
Residential Assets Serviced
UPB:
Performing loans (1)	$145,658,596	$60,788,667	140%
Non-performing loans	31,425,514	16,714,970	88
Non-performing real estate	3,319,098	1,857,237	79

Total residential assets serviced	$180,403,208	$79,360,874	127

Percent of total UPB:
Servicing portfolio	100.0%	100.0%	—
Non-performing residential assets serviced	19.3%	23.4%	(18)
Number of:
Performing loans (1)	970,584	451,255	115
Non-performing loans	159,327	88,534	80
Non-performing real estate	18,282	10,160	80

Total number of residential assets serviced	1,148,193	549,949	109%

Percent of total number:
Non-performing residential assets serviced	15.5%	18.0%	(14)

(1)	Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. Performing loans also include loans for which we have master servicing rights which are reported based on scheduled UPB. We consider all other loans to be non-performing.

The following table provides selected portfolio statistics for the years ended December 31:

(in thousands, except for loan count data)	2013	2012	% Change
Average residential assets serviced	$134,385,215	$27,736,418	385%
Prepayment speed (average CPR)	12.9%	14.2%	(9)
Average number of residential assets serviced	872,782	194,157	350%

The following tables provide information regarding changes in our portfolio of residential assets serviced during 2013 and 2012:

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at January 1, 2013	$79,360,874	549,949
Additions	119,652,473	686,036
Runoff	(18,610,139)	(87,792)

Servicing portfolio at December 31, 2013	$180,403,208	1,148,193

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at January 1, 2012	$—	—
Additions	82,727,374	564,006
Runoff	(3,366,500)	(14,057)

Servicing portfolio at December 31, 2012	$79,360,874	549,949

As of December 31, 2013, the balance of deferred servicing fees related to delinquent borrower payments was $470.3 million compared to $233.3 million at December 31, 2012.

Change in Financial Condition Summary

The overall increase in total assets of $3,742,650 and total liabilities of $3,389,545 during the year ended December 31, 2013, compared to December 31, 2012, primarily resulted from:

•	The completion of four asset purchases from Ocwen totaling $4,257,121;

•	Issuance of 15,132,053 ordinary shares which resulted in net proceeds to us of $333,551;

•	A new senior secured term loan facility which increased total liabilities by $343,386; and

•	Advance facilities activity: we received $550,371 in Match funded advance remittances and had net proceeds of $3,024,800 from Match funded liabilities.

The assets acquired included Notes receivable – Rights to MSRs which had a balance of $651,060 representing 8.9% of total assets at December 31, 2013. Notes receivable – Rights to MSRs are carried at fair value which is determined based on an appraisal prepared with the assistance of an independent valuation firm and requires the use of significant unobservable inputs. The most significant assumptions used in the appraisal are:

•	Discount rates reflecting the risk of earning the future income streams ranging from 15% to 22%;

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR + 3.75%;

•	Mortgage loan prepayment projections ranging from 12% to 28% of the related mortgage lifetime projected prepayment rate; and

•	Delinquency rate projections ranging from 15% to over 35% of the aggregate UPB of the underlying mortgage loans.

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

We also have unobservable inputs for our derivatives which are not exchange-traded, and therefore quoted market prices or other observable inputs are not available. The fair value of our interest rate swap agreements are based on certain information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. We have not adjusted the information obtained from the third-party pricing sources; however, we review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period, and other indicators that the information may not be accurate. We determined that potential credit and counterparty risks had an immaterial impact on the valuation of our derivatives. As of December 31, 2013, derivative assets and liabilities were 0.05% and 0.01% of our total assets and liabilities.

Total equity amounted to $1,233,738 at December 31, 2013 as compared to $880,633 at December 31, 2012. This increase of $353,105 is primarily due to the net proceeds of our 2013 equity issuances of $333,551 and Net income of $127,694 offset by dividends declared of $111,383. In addition, we recorded $3,243 of unrealized gains, net of taxes, in other comprehensive income on interest rate swaps that we designated as cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of December 31, 2013, as measured by cash and available credit, was $160,973, an increase of $51,735 from December 31, 2012. At December 31, 2013 and 2012 our cash position was $87,896 and $76,048. We had collateralized available capacity at December 31, 2013 and 2012 of $73,077 and $33,190. Recent developments in the asset backed securities market where we obtain the majority of our advance financing include lower yields across all rating classes and demand for non-investment grade notes. Issuing non-investment grade notes in the future could increase the borrowing rate in our servicing advance facilities. Significant increases in interest rates in the future could impact our ability to efficiently fund servicing advances and therefore have a negative impact on our earnings. At current pricing, reinvesting the proceeds of such an issuance could increase our return on equity. Regarding the investment of cash, our investment policies emphasize principal preservation and availability by limiting the investment to demand deposit accounts.

Material changes in our capital structure over the last two years include:

2013: On January 22, 2013, the underwriters exercised a portion of their over-allotment option from our December 24, 2012 offering of ordinary shares in the amount of 970,578 ordinary shares. We received net proceeds of $17,633 from the over-allotment exercise.

On June 26, 2013, we issued 13,000,000 of our ordinary shares, and an additional 1,161,475 of ordinary shares were issued in connection with the exercise of the underwriters’ over-allotment option. The total gross proceeds from the issuance of these additional shares to HLSS were $325,714. After deducting underwriting discounts, commissions and expenses payable by HLSS, the aggregate net proceeds we received were $315,918.

On June 27, 2013, we entered into a $350,000 senior secured term loan facility. The senior secured term loan facility has an expected maturity date of June 27, 2020 and an interest rate of 3.50% plus one month LIBOR, with a 1.00% LIBOR floor.

2012: On March 5, 2012, we closed the IPO resulting in the issuance of 13,333,333 of our ordinary shares. The total gross proceeds from the offering to HLSS were $186,667. After deducting underwriting discounts and commissions and offering expenses paid by HLSS, the aggregate net proceeds we received totaled $170,486.

On March 5, 2012, simultaneously with the IPO, William C. Erbey, the founder of our company and the Chairman of the Board of Directors, purchased 714,285 of our ordinary shares in a private placement. The total proceeds from the private placement to HLSS were $10,000. We did not incur underwriting discounts or commissions in respect of these shares.

On April 2, 2012, we issued 129,600 additional ordinary shares to the underwriters in connection with the exercise of their over-allotment option under the IPO. The total gross proceeds from the issuance of these additional shares to HLSS were $1,814. After deducting underwriting discounts, commissions and expenses paid by HLSS, the aggregate net proceeds we received were $1,577.

On September 12, 2012, we issued 16,387,500 of our ordinary shares, 2,137,500 of which were pursuant to the exercise by the underwriters of their over-allotment option. The total gross proceeds from the issuance of these additional shares to HLSS were $249,909. After deducting underwriting discounts, commissions and expenses paid by HLSS, the aggregate net proceeds we received were $236,034.

On December 24, 2012, we issued 25,300,000 of our ordinary shares. In addition, the underwriters had an over-allotment option for the purchase of 3,795,000 of our ordinary shares, a portion of which were exercised in 2013. The total gross proceeds from the issuance of these shares to HLSS were $480,700. After deducting underwriting discounts, commissions and expenses paid by HLSS, the aggregate net proceeds we received were $462,261.

Prior to our IPO we were a development stage enterprise and therefore did not have any material changes to our capital structure during 2011.

Investment policy and funding strategy.

Our primary sources of funds for near-term liquidity are:

•	Interest income – notes receivable – Rights to MSRs; and

•	Proceeds from Match funded liabilities.

An expected long-term source of liquidity is the proceeds from the issuances of equity capital or corporate debt.

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

At December 31, 2013, $727,878 of our total maximum borrowing capacity remained unused. We maintain unused borrowing capacity for two reasons:

•	As a protection should advances increase due to increased delinquencies; and

•	To provide capacity for the acquisition of additional servicing rights.

Outlook. We believe that our cash balance and unused advance financing capacity are sufficient to meet foreseeable requirements.

Debt financing summary. As of December 31, 2013, we had $727,878 of unused borrowing capacity. Our ability to continue to pledge collateral under our advance facilities depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing. The debt covenants for our advance facilities require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our advance facilities. We believe we are in compliance with these covenants and do not expect them to restrict our activities. We also do not anticipate the need for additional borrowing outside of our normal advance activities or future purchases of mortgage servicing rights.

The debt covenants for our advance facilities require us to maintain total cash and excess borrowing capacity of the lesser of $100,000 and the greater of $25,000 or 0.01% of total UPB outstanding plus 3.25% of total Match funded advances outstanding. The minimum cash and excess borrowing capacity requirement at December 31, 2013 was $100,000 which was exceeded by both our unrestricted cash of $88,971 (which includes our interest-earning collateral deposits) and our excess borrowing capacity of $727,878. We also have a minimal tangible equity requirement that is 0.25% of our UPB plus 5.0% of our outstanding Match funded advances. Our tangible equity at December 31, 2013 of $1,233,738 exceeded the minimal tangible equity requirement of $770,397. Thus, we believe we are in compliance with the covenants of our advance facilities as of December 31, 2013 and do not expect them to restrict our activities.

The debt covenants for our senior secured term loan facility place restrictions on other unsecured indebtedness, require a minimum debt to tangible equity ratio of less than 6 to 1, minimum borrowing base coverage ratio of 1.5 to 1 and mandate the delivery of certified financial reports to our lender. Should we be deemed to be in default under the provisions of our senior secured term loan facility the unpaid principal amount of and accrued interest on the senior secured term loan facility would immediately become due.

Under the provisions of our senior secured term loan facility our restrictions on unsecured indebtedness include:

•	Unsecured indebtedness not to exceed the greater of 0.75% of consolidated total assets or $50,000; and

•	Unsecured indebtedness under any working capital facility in an outstanding principal amount not to exceed $50,000 at any time.

We had no unsecured indebtedness as of December 31, 2013 other than our senior secured term loan facility.

On June 13, 2013, in connection with our senior secured term loan facility agreement, we were issued credit ratings of Ba3/Stable and B+/Stable from Moody’s and S&P. A downgrade in our corporate credit ratings could impact our ability to issue additional term loans within our current senior secured term loan facility or a newly created senior secured term loan facility; however, our ability to secure additional financing for servicing advances is largely dependent on the rating of the pledged collateral and not on our corporate credit rating.

Liquidity Risk. We are exposed to liquidity risk should the cash required to make new advances pursuant to servicing contracts and our agreements with Ocwen exceed the amount of advance repayments. In general, we finance our operations through operating cash flows and have advance financing facilities in place with sufficient capacity to cover the majority of cash required to make new advances. However, our advance financing facilities contain borrowing conditions which if not met, could affect our ability to borrow on new advances and affect our liquidity.

Cash flows for the years ended December 31.

The following table presents a summary of our cash flows for the years ended December 31:

	2013	2012	2011
Net income (loss)	$127,694	$26,871	$(273)
Adjustments for non-cash items	17,336	6,960	—
Change in working capital accounts	490,416	64,071	256

Cash flow from operating activities	635,446	97,902	(17)
Cash flow from investing activities	(4,188,719)	(3,205,856)	—
Cash flow from financing activities	3,565,121	3,183,719	—

Net increase (decrease) in cash	11,848	75,765	(17)
Cash at beginning of period	76,048	283	300

Cash at end of period	$87,896	$76,048	$283

Year ended December 31, 2013. Our operating activities provided $635,446 of cash. Components of operating cash flows included amounts provided by changes in working capital accounts of $490,416 and by our Net income of $127,694, adjusted for amortization of debt issuance costs of $16,950 and accretion of our original issuance discount related to our senior secured term loan facility of $386. The primary contributors to the changes in working capital accounts were reductions in Match funded advances of $550,371 and increases in debt service accounts of $36,134, Related party receivables of $42,951 and Related party payables of $10,439. The remainder of the working capital activity relates to a net increase in cash flows from operations due to movements in other assets and other liabilities of $8,691.

The primary driver of the increase in Related party receivables during the period was a change in the advance collections due from Ocwen of $38,974. Increases in Related party payables were primarily attributable to a change in subservicing fees payable to Ocwen of $7,224 related to December 2013 subservicing activity. The collection of Match funded advances of $550,371 was used to pay down $388,938 of our Match funded liabilities, and $57,407 of the collections were deposited in debt reserve accounts for the payment of Match funded liabilities on the first funding date in 2014. This all resulted in net cash provided of $104,026 from the collection of our Match funded advances. Refer to the financing activities discussion below for more details regarding Match funded liability cash movements during the current period. Lastly, the increase in debt service accounts relates to payments made to the trustees of our advance financing facilities. The trustees release these funds to pay down our Match funded liabilities on scheduled funding dates.

Our investing activities used $4,188,719 of cash during the year ended December 31, 2013 which primarily related to our acquisition of Rights to MSRs and Match funded advances associated with our four asset purchases from Ocwen. We paid $415,995 to Ocwen for Notes receivable – Rights to MSRs and $3,842,536 for Match funded advances. Finally, we had a reduction in Notes receivable – Rights to MSRs of $69,812 resulting from runoff in the UPB of the mortgage loans serviced.

Our financing activities provided $3,565,121 of cash. New ordinary share issuances during the period provided $334,390 of cash, offset by offering costs of $839. We borrowed $3,451,263 on our servicing advance financing facilities related to our asset purchases from Ocwen, and overall, we had net proceeds from Match funded liabilities of $3,024,800 during the period. We received $344,750 in proceeds in connection with the issuance of debt under our senior secured term loan facility to help fund our Follow On 3 purchase from Ocwen.

These amounts were offset by payments of debt issuance costs of $28,794 and quarterly principal payments of $1,750 on our senior secured term loan facility. Additionally, we paid dividends of $107,436.

Year ended December 31, 2012. Our operating activities provided $97,902 of cash. Components of operating cash flow included amounts provided by changes in working capital accounts, such as reductions in Match funded advances of $142,403 and by our Net income of $26,871, adjusted for amortization of debt issuance costs of $6,960. Match funded advance reductions were in the normal course of business and reflect the collection of our outstanding Match funded advances. These proceeds were immediately used to pay down related Match funded liabilities. Debt issuance costs are associated with our Match funded liability activities and relate to various legal, accounting, rating agency and banking related expenses. We amortize these expenses over their estimated life which is tied to the expected term of the respective Match funded liability for which a debt issuance costs is associated. Other working capital account changes primarily relate to debt service accounts and Related party receivables. We had an increase in debt service accounts of $52,990 which is a reflection of both timing and the scale of the funding and subsequent collection of our Match funded advances. The increase in Related party receivables is due to: servicing fees collected by Ocwen prior to December 31, 2012 of $4,966, in-transit Match funded advance collections made on our behalf of $21,265, professional services fees receivables of $1,322 which were earned as part of the Ocwen Professional Services Agreement and smaller other related party receivables which amount to $718 in the aggregate. Additional cash flows were used by increases in other assets of $26 and generated from increases in Related party payables of $1,465 (the majority of which was due to subservicing fees payable to Ocwen) and increases in other liabilities of $1,490 which is the net of an increase of $2,234 in interest expense payable, partially offset by decreases in accrued professional services.

Our investing activities used $3,205,856 of cash which was primarily related to the acquisition of Rights to MSRs, Match funded advances and other related assets net of liabilities assumed in connection with our acquisitions during the year. We acquired Notes receivable – Rights to MSRs ($316,622), Match funded advances ($2,825,817) and the net assets of an Ocwen advance financing SPE ($76,334) from Ocwen. Subsequent to acquisition, our Notes receivable – Rights to MSRs had reductions of $12,917 which is attributable to UPB run-off.

Our financing activities provided $3,183,719 of cash. We had three equity offerings during 2012 which provided $885,457 of cash, net of underwriting and advisory fees. Our offering proceeds were further offset by offering costs of $5,099 which related to various, legal, accounting and printing costs associated with our offerings. We borrowed $2,394,327 on our servicing advance financing facility related to the asset purchases from Ocwen. Our initial borrowings from asset purchases were offset by repayments to the facility of $61,841 during the year. Repayments are made in conjunction with the collection of our outstanding Match funded advances. In order to secure borrowings on our servicing advance financing facilities we incur various legal, accounting, rating agency and banking related expenses. We account for these as debt issuance costs, and our total payments during the year for debt issuance costs were $10,808. Lastly, we paid dividends of $18,317.

Year ended December 31, 2011. We were a development stage enterprise until March 5, 2012. We used $17 of cash for operating activities which consisted of a net loss of $273; the net loss was offset by an increase in Related party payables of $1,487, offset by a decrease in other liabilities of $1,300, and decrease in other assets of $69. These movements were related to pre IPO organizational activities and are not fully comparable to the years ended December 31, 2013 and 2012.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER MATTERS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include payments on our operating leases and senior secured term loan facility. The following table sets forth certain information regarding our contractual obligations as of December 31, 2013:

Payments due by period

	Total	Less than 1 year	1-3 yrs	3-5 yrs	More than 5 yrs
Operating leases (1)	$70	$70	$—	$—	$—
Other borrowings (2)	348,250	3,500	7,000	7,000	330,750

Total contractual cash obligations	$348,320	$3,570	$7,000	$7,000	$330,750

(1)	We sublease office space from Altisource in Atlanta, Georgia and West Palm Beach, Florida in the aggregate amount of $7 per month. The leases terminate on October 31, 2014.
(2)	Our senior secured term loan facility has an expected maturity date of September 27, 2020 and requires scheduled quarterly principal payments of $875. Any remaining principal outstanding on the senior secured term loan facility becomes due at maturity.

Match funded liabilities are excluded from the table above as they represent non-recourse debt that has been collateralized by Match funded advances which are not available to satisfy general claims against HLSS. Holders of the notes issued by the SPEs have no recourse against any assets other than the Match funded advances that serve as collateral for the securitized debt. Interest incurred on Match funded liabilities was $83,137 and $16,158 during the years ended December 31, 2013 and 2012. Future Interest expense may vary depending on utilization, changes in LIBOR and spreads and the execution of hedging strategies.

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

Derivatives. We record all derivative transactions at fair value on our Consolidated Balance Sheet. We use these derivatives to hedge our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss.

Involvement with SPEs. We use SPEs in the financing of our Match funded advances. We use match funded securitization facilities to finance our Match funded advances. These SPEs to which the advances are transferred in the securitization transactions are included in our Consolidated Financial Statements because we are the primary beneficiary of these SPEs which also are variable interest entities “VIEs”. The holders of the debt of the SPEs can look only to the assets of the SPEs for satisfaction of the debt and have no recourse against HLSS.

VIEs. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our Consolidated Financial Statements. As of December 31, 2013, we have no VIEs other than our two advance financing SPEs.

Related Parties

We entered into various agreements at market rates with Ocwen and Altisource in connection with the Initial Acquisition. William C. Erbey, our founder and the Chairman of our Board of Directors, is also the Chairman of the Board of Directors of Ocwen and Altisource.

We entered into the Subservicing Agreement with Ocwen pursuant to which we may engage Ocwen to act as the subservicer of pools of residential mortgage loans underlying the mortgage servicing rights that we acquire from Ocwen under the terms of the Purchase Agreement and related sales supplements specific to each transaction. The specific terms of the subservicing arrangement with respect to each pool of mortgage loans, including the mortgage loans underlying the Acquired Mortgage Servicing Rights purchased by us pursuant to the Purchase Agreement, are (and may be in the future) documented pursuant to separate subservicing supplements to the Subservicing Agreement.

Services provided by us pursuant to the Ocwen Professional Services Agreement include valuation and analysis of mortgage servicing rights, capital markets activities, advance financing management, treasury management, legal services and other similar services. Services provided by Ocwen under this agreement include business strategy, legal, tax, licensing and regulatory compliance support services, risk management services and other similar services. The Ocwen Professional Services Agreement has an initial term of six years. The agreement is subject to termination by either party upon the occurrence of certain events.

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

For the years ended December 31, 2013 and 2012, pursuant to the Purchase Agreement and related sales supplements with Ocwen, we retained net servicing fees of $315,675 and $67,616. We recorded $245,863 and $54,699 as Interest income – notes receivable – Rights to MSRs and $69,812 and $12,917 as a reduction of Notes receivable – Rights to MSRs. We purchased non-acquisition related servicing advances made by Ocwen of $8,781,034 and $1,303,955. Ocwen billed us $555 and $100 under the Ocwen Professional Services Agreement. We billed Ocwen $1,811 and $2,316 under the Ocwen Professional Services Agreement. Revenue and expenses from the Ocwen Professional Services Agreement are included in Related party revenue and Related party expenses, respectively.

Altisource billed us $845 and $655 for services provided to us during the years ended December 31, 2013 and 2012, under the Altisource Administrative Services Agreement. We reported these amounts as a component of Related party expenses for each period then ended.

Subsequent Events

Subsequent to our balance sheet date of December 31, 2013:

•	On January 10, 2014, we paid cash dividends of $10,653 or $0.15 per ordinary share.

•	On January 16, 2014, we declared dividends of $0.15 per ordinary share for the months of January, February and March, 2014. The dividends will be payable to holders of record of our ordinary shares as follows:

Record Date	Payment Date	Amount per Ordinary Share
January 31, 2014	February 10, 2014	$0.15
February 28, 2014	March 10, 2014	$0.15
March 31, 2014	April 10, 2014	$0.15

•	On January 17, 2014, we completed the issuance of $600,000 of one-year and $200,000 of three-year term notes at a weighted average spread over one-month LIBOR of 1.09%. The proceeds were used to reduce the borrowings on our variable funding notes.

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

Valuation of Notes Receivable – Rights to MSRs and Recognition of Interest Income

Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, specifically prohibits accounting for a transfer of servicing rights as a sale if legal title to such servicing rights has not passed to the purchaser. As a result, we are required to account for the purchase of the Rights to MSRs as a financing and, we record the purchase price paid to Ocwen as a “Notes receivable – Rights to MSRs.” We initially recorded the Notes receivable – Rights to MSRs at the purchase price of the Rights to MSRs. We amortize the Notes receivable – Rights to MSRs using the interest method of accounting. At each reporting date, we calculate the present value of the net cash flows related to the then outstanding UPB of the underlying Mortgage Servicing Rights and adjust the carrying value of the Notes receivable – Rights to MSRs to this amount. We deduct the change in the carrying value of the Notes receivable – Rights to MSRs from the net servicing fees received by us with respect to the Mortgage Servicing Rights and the servicing fees paid to Ocwen with respect to the Mortgage Servicing Rights, and record the resulting amount as Interest income. Interest income is our primary source of income.

We established the value of the Notes receivable – Rights to MSRs based on an appraisal prepared with the assistance of an independent valuation firm. We summarize the most significant assumptions used in the appraisal below:

•	Discount rates reflecting the risk of earning the future income streams from the Notes receivable – Rights to MSRs ranging from 15% to 22%;

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR + 3.75%;

•	Mortgage loan prepayment projections ranging from 12% to 28% of the related mortgage lifetime projected prepayment rate; and

•	Delinquency rate projections ranging from 15% to 35% of the aggregate UPB of the underlying mortgage loans.

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

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

See Part IV, Item 15, “Exhibits, Financial Statement Schedules – Note 1, Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (DOLLARS IN THOUSANDS)

Market risk includes liquidity and interest rate risks. Market risk also reflects the risk of decline in the valuation of financial instruments and the collateral underlying loans. Our Investment Committee reviews significant transactions that may impact market risk and is authorized to utilize a wide variety of techniques and strategies to manage market risk including, in particular, interest rate risk.

Liquidity Risk

See Part II, Item 7, “Liquidity and Capital Resources” for additional discussion of liquidity and related risks.

Interest Rate Risk

Interest rate risk is a function of (i) the timing and (ii) the dollar amount of assets and liabilities that re-price at various points in time. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or different bases, than our interest-earning assets.

Our primary strategy for managing the impact of changes in interest rates is to borrow at fixed rates on the term notes in our Match funded liability structure. We also earn interest at market rates on custodial account balances related to the mortgage loans serviced under our agreements with Ocwen. Further, we executed a hedging strategy aimed at mitigating the impact of changes in variable interest rates within a certain period based on the projected excess of interest rate sensitive liabilities over interest rate sensitive assets. Future variances between the projected excess of interest rate sensitive liabilities over interest rate sensitive assets and actual results could cause us to become over-hedged or under-hedged.

An increase of 1% in interest rates on our variable-rate borrowings and interest earning account balances, results in an estimated net negative impact of approximately $7,599 and $12,863 as of December 31, 2013 and 2012. This net impact is due to an increase of $11,763 and $4,926 in annualized interest income offset by an increase of $19,362 and $17,789 in annualized interest expense based on December 31, 2013 and 2012 balances.

	December 31, 2013	December 31, 2012
Variable-rate borrowings outstanding (1)	$2,530,508	$1,778,859
Fixed-rate borrowings outstanding	3,528,500	911,962
Custodial account balances (excluded from our Consolidated Balance Sheet)	1,087,336	—
Notional balance of interest rate swaps (2)	308,143	414,631

(1)	A portion of the December 31, 2013 balance is attributable to our senior secured term loan facility which has an interest rate of 3.50% plus one month LIBOR, with a 1.00% LIBOR floor.
(2)	Relates to the non-forward starting interest rate swaps entered into to hedge our exposure to rising interest rates on a portion of our variable-rate borrowings with an outstanding balance of $2,530,508 and $1,778,859 at December 31, 2013 and 2012.

Our Consolidated Balance Sheets at December 31, 2013 and 2012 included interest-earning assets of $88,971 and $77,952. Interest-earning assets included $87,896 and $76,048 of interest-earning cash accounts and $1,075 and $1,904 of interest-earning collateral accounts.

Supplementary Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenue	$78,889	$75,392	$50,509	$45,079
Operating expenses	3,659	3,612	2,562	2,037
Income from operations	75,230	71,780	47,947	43,042
Interest expense	35,715	36,080	20,034	18,242
Income before income taxes	39,515	35,700	27,913	24,800
Income tax benefit/(expense)	582	(777)	(27)	(12)

Net income	$40,097	$34,923	$27,886	$24,788

Basic earnings per share	$0.56	$0.49	$0.48	$0.44

Diluted earnings per share	$0.56	$0.49	$0.48	$0.44

	Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenue	$27,636	$14,832	$11,427	$3,229
Operating expenses	1,843	1,936	1,744	627
Income from operations	25,793	12,896	9,683	2,602
Interest expense	11,550	6,252	4,964	1,291
Income before income taxes	14,243	6,644	4,719	1,311
Income tax benefit/(expense)	103	(72)	(60)	(17)

Net income	$14,346	$6,572	$4,659	$1,294

Basic earnings per share	$0.44	$0.37	$0.33	$0.31

Diluted earnings per share	$0.44	$0.37	$0.33	$0.31

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is contained in the Consolidated Financial Statements of Home Loan Servicing Solutions Ltd. and Report of Deloitte & Touche LLP, Independent Registered Certified Public Accounting Firm, beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2013.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Home Loan Servicing Solutions, Ltd.:

We have audited the internal control over financial reporting of Home Loan Servicing Solutions, Ltd. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 6, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 6, 2014

ITEM 9B.	OTHER INFORMATION

On February 4, 2014, we amended the performance based incentive fee calculation in our Sale Supplements and Subservicing Supplements (the “Supplements”) with Ocwen. This portion of the Supplements provides for a reduction in the incentive fee payable to Ocwen in any month that the advance ratio exceeds a contractually predetermined level for that month. In the previous version of the Supplements, if the advance ratio exceeded the contractually predetermined level in any month, the performance based incentive fee payable for such month, if any, was reduced by a weighted average of 3.00%, 3.75%, 4.25% and 6.50% per annum (depending upon the purchase date of the related assets) of the amount of any such excess servicing advances. The amendment to the Supplements changes the percentage rate used to reduce the performance based incentive fee to one month LIBOR + 275 bps per annum of the amount of any such excess servicing advances. This amendment also provides that HLSS will continue to receive retained fees on the loans in its portfolio that are refinanced by Ocwen. The recapture provision of the amendment to the Supplements has a minimum threshold which must be reached (50 basis points of beginning of year UPB, adjusted for any acquisitions).

With the exception of the above, there was no other information required to be reported on Form 8-K during the period covered by this Form 10-K that was not so reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 13, 2014 and as filed with the SEC on or about April 7, 2014 (“2014 Proxy Statement”) under the captions “Election of Directors—Nominees for Director,” “Executive Officers Who Are Not Directors,” “Board of Directors and Corporate Governance – Committees of the Board of Directors – Audit committee”, “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters – Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance – Code of Ethics” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in our 2014 Proxy Statement under the captions “Executive Compensation” and “Board of Directors Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained in our 2014 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters – Beneficial Ownership of Ordinary Shares” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our 2014 Proxy Statement under the captions “Board of Directors and Corporate Governance – Independence of Directors” and “Business Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in our 2014 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) and (2) Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial Statements of Home Loan Servicing Solutions, Ltd. and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

(3) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association of Home Loan Servicing Solutions, Ltd. Incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed on February 6, 2012.

4.1	Specimen Ordinary Share Certificate. Incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed on August 10, 2011.

4.2	Form of Registration Rights Agreement. Incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed on February 6, 2012.

10.1	Master Servicing Rights Purchase Agreement dated as of February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed on February 10, 2012.

10.2	Master Servicing Rights Purchase Agreement dated as of October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.3	Amendment to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of December 26, 2012, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.4	Sale Supplement dated as of February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed on February 10, 2012.

10.5	Sale Supplement, dated May 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 3, 2012.

10.6	Sale Supplement, dated August 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 2, 2012.

10.7	Sale Supplement, dated September 13, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 13, 2012.

10.8	Sale Supplement dated as of September 28, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 28, 2012.

10.9	Sale Supplement, dated as of March 13, 2013, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. Incorporated by reference to registrant’s Current Report on Form 8-K filed on March 18, 2013.

10.10	Sale Supplement, dated as of May 21, 2013, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. Incorporated by reference to registrant’s Current Report on Form 8-K filed on May 22, 2013.

10.11	Sale Supplement, dated as of July 1, 2013, between Ocwen Loan Servicing, LLC, as seller, HLSS Holdings, LLC as purchaser, and Home Loan Servicing Solutions, Ltd., as Purchaser. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 8, 2013.

10.12	Amendment to Sale Supplement, dated as of September 30, 2013, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.

10.13	Sale Supplement, dated as of October 25, 2013, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. Incorporated by reference to registrant’s Current Report on Form 8-K filed on October 29, 2013.

10.14	Master Subservicing Agreement, dated February 10, 2012, between HLSS Holdings, LLC and Ocwen Loan Servicing, LLC. Incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed on February 10, 2012.

10.15	Master Subservicing Agreement, dated October 1, 2012, between HLSS Holdings, LLC and Ocwen Loan Servicing, LLC. Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.16	Subservicing Supplement, dated as of February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed on February 10, 2012.

10.17	Subservicing Supplement, dated May 1, 2012 between HLSS Holdings, LLC and Ocwen Loan Servicing, LLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 3, 2012.

10.18	Subservicing Supplement, dated August 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 2, 2012.

10.19	Subservicing Supplement, dated September 13, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 13, 2012.

10.20	Subservicing Supplement, dated as of September 28, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 28, 2012.

10.21	Subservicing Supplement, dated as of March 13, 2013, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed March 18, 2013.

10.22	Subservicing Supplement dated as of May 21, 2013, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2013.

10.23	Subservicing Supplement, dated as of July 1, 2013, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 8, 2013.

10.24	Amendment to Subservicing Supplement, dated as of September 30, 2013, between Ocwen Loan Servicing, LLC and HLSS Holdings LLC. Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.

10.25	Subservicing Supplement dated as of October 25, 2013, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 29, 2013.

10.26	Stock Purchase Agreement between Home Loan Servicing Solutions, Ltd. and William C. Erbey, dated February 23, 2011. Incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed on August 10, 2011.

10.27	Professional Services Agreement, dated as of February 10, 2012, between HLSS Management, LLC and Ocwen Financial Corporation. Incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed on February 10, 2012.

10.28	Administrative Services Agreement dated as of February 10, 2012, between HLSS Management, LLC and Altisource Solutions, S.à.r.l. Incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed on February 10, 2012.

10.29	Second Amended and Restated Receivables Pooling Agreement, dated as of September 13, 2012, by and between HLSS Servicer Advance Facility Transferor, LLC and HLSS Servicer Advance Receivables Trust. Incorporated by reference to the Current Report on Form 8-K filed on September 13, 2012.

10.30	Second Amended and Restated Receivables Sale Agreement, dated as of September 13, 2012, by and between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, and HLSS Servicer Advance Facility Transferor, LLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 13, 2012.

10.31	Second Amended and Restated Indenture, dated as of September 13, 2012, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, Barclays Bank PLC, and Wells Fargo Securities. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 13, 2012.

10.32	Series 2012-T1 Indenture Supplement, dated as of September 13, 2012, to Second Amended and Restated Indenture, dated September 13, 2012, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 13, 2012.

10.33	Series 2012-T2 Indenture Supplement, dated as of October 17, 2012, to Second Amended and Restated Indenture, dated as of September 13, 2012, by and between HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, and Barclays Bank PLC. Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

10.34	Series 2013-T1 Indenture Supplement, dated as of January 22, 2013, to Second Amended and Restated Indenture, dated as of September 13, 2012, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to registrant’s Current Report on Form 8-K filed on January 23, 2013.

10.35	Series 2012-VF1 Indenture Supplement, dated as of September 13, 2012, to Second Amended and Restated Indenture, dated as of September 13, 2012, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 13, 2012.

10.36	Series 2012-MM1 Indenture Supplement, dated as of September 13, 2012, to Second Amended and Restated Indenture, dated as of September 13, 2012, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing LLC, Barclays Bank PLC and Wells Fargo Securities LLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 13, 2012.

10.37	Series 2013-T2 Indenture Supplement, dated as of May 21, 2013, to Third Amended and Restated Indenture, dated as of May 21, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Credit Suisse AG, New York Branch. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2013.

10.38	Series 2013-T3 Indenture Supplement, dated as of May 21, 2013, to Third Amended and Restated Indenture, dated as of May 21, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Credit Suisse AG, New York Branch. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2013.

10.39	Senior Secured Term Loan Facility Agreement, dated as of June 27, 2013, entered into by and among Home Loan Servicing Solutions, Ltd., as borrower, certain subsidiaries of the borrower, as guarantors, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, and certain lenders party thereto. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 2, 2013.

10.40	Indenture, dated as of July 1, 2013, by and among HLSS Servicer Advance Receivables Trust II, Deutsche Bank National Trust Company, HLSS Holdings LLC, Ocwen Loan Servicing LLC, and Barclays Bank PLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 8, 2013.

10.41	Series 2013 VF1 Indenture Supplement, dated as of July 1, 2013, to Indenture, dated as of July 1, 2013, by and among HLSS Servicer Advance Receivables Trust II, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 8, 2013.

10.42	Receivables Pooling Agreement, dated as of July 1, 2013, by and between HLSS Servicer Advance Facility Transferor II, LLC and HLSS Servicer Advance Receivables Trust II. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 8, 2013.

10.43	Receivables Sale Agreement, dated as of July 1, 2013, among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and HLSS Servicer Advance Facility Transferor II, LLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 8, 2013.

10.44	Series 2013-T-4 Indenture Supplement, dated as of August 8, 2013, to Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 13, 2013.

10.45	Series 2013-T-5 Indenture Supplement, dated as of August 8, 2013, to Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 13, 2013.

10.46	Series 2012-VF2, Second Amended and Restated Indenture Supplement, dated as of August 30, 2013, to Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Wells Fargo Securities LLC. Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.

10.47	Series 2012-VF3, Second Amended and Restated Indenture Supplement, dated as of August 30, 2013, to Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Credit Suisse AG, New York Branch. Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.

10.48	Series 2012- VF1, Second Amended and Restated Indenture Supplement, dated as of August 30, 2013, to Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LL, Ocwen Loan Servicing, LLC, and Barclays Bank PLC. Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.

10.49	Series 2013-T-6 Indenture Supplement, dated as of September 18, 2013, to Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Wells Fargo Securities LLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 19, 2013.

10.50	Series 2013-MM1 Third Amended and Restated Indenture Supplement, dated as of September 26, 2013, to Fifth Amended and Restated Indenture, dated as of September 26, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Wells Fargo Securities, LLC. Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.

10.51	Series 2013-T7 Indenture Supplement, dated as of November 26, 2013, to Fifth Amended and Restated Indenture, dated as of September 26, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Credit Suisse AG, New York Branch. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 27, 2013.

10.52	Amendment to Sale Supplements, dated as of February 4, 2014, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (filed herewith)

10.53	Amendment to Subservicing Supplements, dated as of February 4, 2014, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (filed herewith)

11.1	Computation of earnings per share. Incorporated by reference to “Supplementary Quarterly Financial Data (Unaudited)” and Note 1-Summary of Significant Accounting Policies-Basic and Diluted Earnings per Share” of the Consolidated Financial Statements in this report.

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of Home Loan Servicing Solutions, Ltd. Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on February 24, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME LOAN SERVICING SOLUTIONS, LTD.

Date: February 6, 2014	By:	/s/ James E. Lauter
James E. Lauter
Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William C. Erbey William C. Erbey, Chairman of the Board of Directors	Date: February 6, 2014

/s/ John P. Van Vlack John P. Van Vlack, President and Chief Executive Officer	Date: February 6, 2014

/s/ James E. Lauter James E. Lauter, Chief Financial Officer and Chief Accounting Officer	Date: February 6, 2014

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2013

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2013

To the Board of Directors and Shareholders of Home Loan Servicing Solutions, Ltd.:

We have audited the accompanying consolidated balance sheets of Home Loan Servicing Solutions Ltd. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Home Loan Servicing Solutions, Ltd. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The Company was in the development stage at December 31, 2011; during the year ended December 31, 2012, the Company completed its development activities and commenced its planned principal operations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 6, 2014

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$87,896	$76,048
Match funded advances	6,387,781	3,098,198
Notes receivable – Rights to MSRs	651,060	303,705
Related party receivables	70,049	28,271
Deferred tax assets	1,024	—
Other assets	130,153	79,091

Total assets	$7,327,963	$3,585,313

Liabilities and Equity
Liabilities
Match funded liabilities	$5,715,622	$2,690,821
Other borrowings	343,386	—
Dividends payable	10,653	6,706
Income taxes payable	682	46
Deferred tax liabilities	1,266	—
Related party payables	10,732	2,874
Other liabilities	11,884	4,233

Total liabilities	6,094,225	2,704,680

Commitments and Contingencies (See Note 15)
Equity
Equity – Ordinary shares, $.01 par value; 200,000,000 shares authorized; 71,016,771 and 55,884,718 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	710	559
Additional paid-in capital	1,210,057	876,657
Retained earnings	20,804	4,493
Accumulated other comprehensive income (loss), net of tax	2,167	(1,076)

Total equity	1,233,738	880,633

Total liabilities and equity	$7,327,963	$3,585,313

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

For the years ended December 31,	2013	2012	2011
Revenue
Interest income – notes receivable – Rights to MSRs	$245,863	$54,699	$—
Interest income – other	2,195	109	—

Total interest income	248,058	54,808	—
Related party revenue	1,811	2,316	—

Total revenue	249,869	57,124	—

Operating expenses
Compensation and benefits	5,825	3,751	—
Related party expenses	1,400	755	—
General and administrative expenses	4,645	1,644	273

Total operating expenses	11,870	6,150	273

Income (loss) from operations	237,999	50,974	(273)

Other expense
Interest expense	110,071	24,057	—

Total other expense	110,071	24,057	—

Income (loss) before income taxes	127,928	26,917	(273)
Income tax expense	234	46	—

Net income (loss)	$127,694	$26,871	$(273)

Earnings (loss) per share
Basic	$1.99	$1.56	$(13.66)

Diluted	$1.99	$1.56	$(13.66)

Weighted average ordinary shares outstanding
Basic	64,132,383	17,230,858	20,000
Diluted	64,132,383	17,230,858	20,000

Dividends declared per share	$1.70	$1.45	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share data)

For the years ended December 31,	2013	2012	2011
Net income (loss)	$127,694	$26,871	$(273)
Other comprehensive income(loss), before tax:
Change in the value of designated cash flow hedges	4,382	(1,076)	—

Total other comprehensive income(loss), before tax	4,382	(1,076)	—

Income tax related to items of other comprehensive income (loss):
Tax expense on change in the value of designated cash flow hedges	1,139	—	—

Total income tax expense related to items of other comprehensive income (loss)	1,139	—	—

Total other comprehensive income (loss), net of tax	3,243	(1,076)	—

Total comprehensive income (loss)	$130,937	$25,795	$(273)

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total
	Shares	Amount
Balance at December 31, 2012	55,884,718	$559	$876,657	$4,493	$(1,076)	$880,633
Net income	—	—	—	127,694	—	127,694
Other comprehensive income, net of tax	—	—	—	—	3,243	3,243
Issuance of ordinary shares, net of costs	15,132,053	151	333,400	—	—	333,551
Declaration of cash dividends ($1.70 per share)	—	—	—	(111,383)	—	(111,383)

Balance at December 31, 2013	71,016,771	$710	$1,210,057	$20,804	$2,167	$1,233,738

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total
	Shares	Amount
Balance at December 31, 2011	20,000	$—	$300	$(291)	$—	$9
Net income	—	—	—	26,871	—	26,871
Other comprehensive loss, net of tax	—	—	—	—	(1,076)	(1,076)
Issuance of ordinary shares, net of costs	55,864,718	559	879,293	—	—	879,852
Declaration of cash dividends ($1.45 per share)	—	—	(2,936)	(22,087)	—	(25,023)

Balance at December 31, 2012	55,884,718	$559	$876,657	$4,493	$(1,076)	$880,633

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, net of tax	Total
	Shares	Amount
Balance at December 31, 2010	20,000	$—	$300	$(18)	$—	$282
Net loss	—	—	—	(273)	—	(273)
Other comprehensive income, net of tax	—	—	—	—	—	—
Issuance of ordinary shares, net of costs	—	—	—	—	—	—
Declaration of cash dividends ($0.00 per share)	—	—	—	—	—	—

Balance at December 31, 2011	20,000	$—	$300	$(291)	$—	$9

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the years ended December 31,	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$127,694	$26,871	$(273)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	16,950	6,960	—
Accretion of original issue discount on other borrowings	386	—	—
Changes in assets and liabilities:
Decrease in match funded advances, net	550,371	142,403	—
(Increase) in debt service accounts	(36,134)	(52,990)	—
(Increase) in related party receivables	(42,951)	(28,271)	—
Increase in related party payables	10,439	1,465	1,487
(Increase) decrease in other assets	(229)	(26)	69
Increase (decrease) in other liabilities	8,920	1,490	(1,300)

Net cash provided by (used in) operating activities	635,446	97,902	(17)

Cash flows from investing activities
Purchase of Notes receivable – Rights to MSRs	(415,995)	(316,622)	—
Reduction in Notes receivable – Rights to MSRs	69,812	12,917	—
Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of Notes receivable – Rights to MSRs	(3,842,536)	(2,902,151)	—

Net cash used in investing activities	(4,188,719)	(3,205,856)	—

Cash flows from financing activities
Proceeds from match funded liabilities, net	3,024,800	2,332,486	—
Proceeds from other borrowings	344,750	—	—
Payment of other borrowings	(1,750)	—	—
Payment of debt issuance costs	(28,794)	(10,808)	—
Proceeds from issuance of ordinary shares	334,390	885,457	—
Payment of offering costs	(839)	(5,099)	—
Payment of dividends to shareholders	(107,436)	(18,317)	—

Net cash provided by financing activities	3,565,121	3,183,719	—

Net increase (decrease) in cash and cash equivalents	11,848	75,765	(17)
Cash and cash equivalents at beginning of year	76,048	283	300

Cash and cash equivalents at end of year	$87,896	$76,048	$283

Supplemental cash flow information
Interest paid	$119,428	$31,094	$—
Taxes paid	$499	$—	$—
Supplemental non-cash financing activities
Dividends declared but not paid	$10,653	$6,706	$—
Offering costs accrued but not paid	$—	$506	$—
Debt issuance costs accrued but not paid	$44	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise stated, except share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

HLSS and its wholly owned subsidiaries are engaged in the business of acquiring Mortgage Servicing Assets. We do not originate mortgage loans, and as a result we are not subject to the risk of loss related to the origination of mortgage loans. We engaged Ocwen, a high quality residential mortgage loan servicer, to service the mortgage loans underlying our Mortgage Servicing Assets and therefore have not and do not intend to develop our own mortgage servicing platform. Our target is to distribute approximately 90% of our Net income over time to our shareholders in the form of a monthly cash dividend.

Basis of Presentation

We prepared the accompanying audited Consolidated Financial Statements in conformity with the instructions of the SEC to Form 10-K for annual financial statements. The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Prior to our IPO on March 5, 2012 we were a developmental stage company. Therefore, our results for the years ended December 31, 2012 and 2011 do not reflect a full twelve months of operations and are not fully comparable to the results for the year ended December 31, 2013.

Principles of Consolidation

Our financial statements include the accounts of HLSS and its wholly owned subsidiaries, as well as two VIEs of which we are the primary beneficiary. We eliminate intercompany accounts and transactions in consolidation.

We evaluate each SPE for classification as a VIE. When a SPE meets the definition of a VIE and we determine that HLSS is the primary beneficiary, we include the SPE in our Consolidated Financial Statements.

Our Match funded advances are in two SPEs along with related Match funded liabilities. We determined that these SPEs are VIEs of which we are the primary beneficiaries. The accounts of these SPEs are included in our Consolidated Financial Statements.

Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. The SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of our advance facility agreements. These transfers do not qualify for sale accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred advances on our Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. We use collections on the advances pledged to the SPEs to repay principal and to pay interest and the expenses of each entity. Holders of the debt issued by each entity can look only to the assets of the entity itself for satisfaction of the debt and have no recourse against HLSS. We did not provide financial or other support to our SPEs during the current fiscal period, nor are we required to under the terms of our advance facility agreements.

The following table summarizes the assets and liabilities of the SPEs formed in connection with our current Match funded advance facilities, at the dates indicated:

	December 31, 2013	December 31, 2012
Match funded advances	$6,387,781	$3,098,198
Related party receivables (1)	60,239	21,265
Other assets (2)	119,902	77,110

Total assets	$6,567,922	$3,196,573

Match funded liabilities	$5,715,622	$2,690,821
Other liabilities	4,673	2,203

Total liabilities	$5,720,295	$2,693,024

(1)	Relates to collections made by Ocwen on outstanding Match funded advances. This receivable represents the portion of Match funded advance collections that were in-transit to pay down our Match funded liabilities as of December 31, 2013 and 2012. See Note 14 for more information about our Related party receivables.
(2)	Other assets principally include debt service accounts and debt issuance costs. See Note 5 for more information about our Other assets.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing demand deposits with financial institutions with original maturities of 90 days and less. There were no restrictions on the use of our cash and cash equivalents balances as of December 31, 2013 and 2012.

Servicing Activities and Match Funded Advances

As part of our agreements with Ocwen, we are obligated to purchase the servicing advances made by Ocwen pursuant to the PSAs related to any Acquired Mortgage Servicing Rights. Servicing advances serve as collateral under the terms of our advance facilities and therefore we classify the servicing advances we purchase from Ocwen as “Match funded advances”.

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

Match funded advances generally fall into one of three categories:

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

Match funded advances are usually reimbursed from amounts received with respect to the related mortgage loan, including payments from the borrower or amounts received from the liquidation of the property securing the loan which is referred to as “loan level recovery.” Servicers generally have the right to cease making servicing advances on a loan if they determine that advances are not recoverable at the loan level. With respect to the Rights to MSRs that we own, Ocwen makes this determination in accordance with its stop advance policy. In the event that loan level recovery is not sufficient to reimburse the servicer in full for servicing advances made with respect to a mortgage loan, most of our PSAs provide that the servicer is entitled to be reimbursed from collections received with respect to other loans in the same securitized mortgage pool which is referred to as “pool level recovery”. We do not receive interest on Match funded advances.

We may record a charge to earnings to the extent that we believe Match funded advances are uncollectible (we recorded no such charges for the years ended December 31, 2013, 2012 and 2011) under the provisions of each servicing contract taking into consideration the projected collections under the applicable loan or pool relative to the Match funded advances outstanding and the projected future Match funded advances. However, the servicer is generally only obligated to advance funds to the extent that it believes the advances are recoverable from expected proceeds from the loan. We assess collectability using proprietary cash flow projection models which incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, time to a foreclosure sale, estimated costs of foreclosure action, future property tax payments and the value of the underlying property net of carrying costs, commissions and closing costs.

Notes Receivable – Rights to MSRs and Interest Income

In connection with our purchase of the Rights to MSRs we received all the rights and rewards of ownership of mortgage servicing rights absent the necessary approvals required to allow us to become the named servicer under the applicable PSAs. ASC 860, Transfers and Servicing, specifically prohibits accounting for a transfer of servicing rights as a sale if legal title to such servicing rights has not passed to the purchaser. As a result, we are required to account for the purchase of the Rights to MSRs as a financing. We initially recorded the Notes receivable – Rights to MSRs at the purchase price of the Rights to MSRs. We amortize the Notes receivable –Rights to MSRs using the interest method of accounting. At each reporting date, we calculate the present value of the net cash flows related to the then outstanding UPB of the underlying mortgage servicing rights and adjust the carrying value of the Notes receivable – Rights to MSRs to this amount. The change in the carrying value of the Notes receivable – Rights to MSRs reduces the net servicing fees received by us with respect to the mortgage servicing rights and the servicing fees paid to Ocwen with respect to the mortgage servicing rights. We record the resulting amount as Interest income. Interest income is our primary source of income. See Note 10 for more information about how we calculate Interest income – notes receivable – Rights to MSRs.

Servicing Fees, Base Fees, Ancillary Income and Performance Based Incentive Fees

Ocwen is the named servicer for the mortgage loans underlying the Rights to MSRs, and receives the servicing fees associated with the mortgage servicing rights; however, Ocwen pays these servicing fees to us under the terms of the Purchase Agreement and related sale supplements specific to each asset purchase. We pay Ocwen a monthly base fee equal to 12% of the servicing fees collected each month. The monthly base fee payable to Ocwen varies from month to month based on the level of collections of principal and interest for the mortgage loans serviced. Ocwen also receives a performance based incentive fee to the extent the Servicing fee revenue that it collects for any given month exceeds the sum of the monthly base fee and the retained fee.

The amount, as expressed in terms of basis points of the average UPB of the mortgage loans serviced, used to calculate the retained fee is a contractually agreed upon amount. If we do not receive an amount equal to the retained fee in any given month, as expressed in terms of basis points of the average UPB of the mortgage loans serviced, this creates a shortfall in our targeted gross servicing margin. Should this occur, Ocwen will not earn a performance based incentive fee for any month that there is such a shortfall, or in any subsequent month, until we have recovered such shortfall from amounts that would otherwise be available to pay future performance based incentive fees to Ocwen.

As determined by the terms of the Sale Supplement with respect to each mortgage servicing right, the performance based incentive fee payable in any month will be reduced by an amount equal to one month LIBOR + 275 bps per annum of the amount of any such excess servicing advances if the advance ratio exceeds a predetermined level for that month.

Derivative Financial Instruments

We are party to interest rate swap agreements that we recognize on our Consolidated Balance Sheet at fair value within other assets and other liabilities. On the date we entered into our interest rate swap agreements, we designated and documented them as hedges of the variable cash flows payable for floating rate interest expense on our borrowings (cash flow hedge). To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the hedged exposure. In addition, the documentation must include the risk management objective and strategy. We assess and document quarterly the derivatives’ effectiveness and expected effectiveness in offsetting the changes in the fair value or the cash flows of the hedged items. To assess effectiveness, we use statistical methods, such as regression analysis, as well as nonstatistical methods including dollar-offset analysis. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in accumulated other comprehensive income (“AOCI”.) We subsequently reclassify these changes in estimated fair value to Net income in the same period, or periods, that the hedged transaction affects earnings and in the same financial statement category as the hedged item.

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

We do not apply offsetting as part of our accounting for derivative assets and liabilities and the related collateral amounts.

See Notes 3 and 9 for additional information regarding our interest rate swap agreements.

Match Funded Liabilities

Substantially all of our outstanding Match funded advances are pledged to advance financing facilities. Match funded liabilities are a form of non-recourse debt that are collateralized by our Match funded advances. Our Match funded liability balance is driven primarily by the level of servicing advances and the advance borrowing rate which is defined as the collateral value of servicing advances divided by total servicing advances. The advance borrowing rates which are different for each type of six advance types were set at levels that enabled each class of notes issued pursuant to the advance financing facilities to meet rating agency criteria. In addition, we are able to pledge deferred servicing fees as collateral for our Match funded liabilities.

Under the terms of the related indenture, the SPEs created in connection with the Advance Facilities are subject to various qualitative and quantitative covenants. We believe that we are currently in compliance with the following covenants:

•	Restrictions on future investments and indebtedness;

•	Restrictions on sale or assignment of Match funded advances; and

•	Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying the indenture.

See Note 6 for additional information regarding our Match funded liabilities.

Other Borrowings

On June 27, 2013, we entered into a senior secured term loan facility. The senior term loan facility was issued at a discount to par, and this original issue discount is being accreted into Interest expense over the life of the facility. See Note 7 for additional information regarding our Other borrowings.

Interest Income – Other

Interest income – Other consists of interest we earn on our operating bank accounts and the custodial account balances related to the mortgage loans serviced which are not included in our Consolidated Balance Sheets. When we acquire Notes receivable – Rights to MSRs, we also acquire the right to earn interest income on all custodial account balances associated with the related PSAs.

Related Party Revenue

Related party revenue consists of amounts due to us from Ocwen under the terms of the Ocwen Professional Services Agreement. Under the Ocwen Professional Services Agreement, we receive revenue for providing certain services to Ocwen which includes valuation and analysis of mortgage servicing rights, capital markets activities, advance financing management, treasury management, legal services and other similar services. We recognize revenue under the Ocwen Professional Services Agreement based on actual costs incurred plus an additional markup of 15%. See Note 14 for more information regarding our related party transactions.

Operating Expenses

Our operating expenses consist largely of Compensation and benefits for our employees. In addition, we incur General and administrative expenses for facilities, technology, communication and other expenses typical of public companies, including audit, legal and other professional fees.

Related Party Expenses

Related party expenses consist of administrative services pursuant to the Altisource Administrative Services Agreement and the services provided by Ocwen to us under the Ocwen Professional Services Agreement. See Note 14 for more information regarding our related party transactions.

Interest Expense

We primarily finance servicing advances with Match funded liabilities that accrue interest. Interest expense also includes interest incurred on our Other borrowings, amortization of debt issuance costs and net interest payable on our interest rate swaps.

Interest expense is sensitive to the Match funded advance balance which is driven primarily by the delinquency rates and amount of UPB serviced. The speed at which delinquent loans are resolved affects our Interest expense. For example, slower resolution of delinquencies will result in higher servicing advance balances and higher Interest expense. In order to mitigate the Interest expense impact of higher servicing advance balances, we reduce the performance based servicing fee payable to Ocwen in any month in which the advance ratio exceeds a predetermined level for that month. Periodic issuances of fixed rate term notes also protect us from the risk of rising interest rates. We earn Interest income at market interest rates on the custodial account balances related to the mortgage loans serviced which are not included in our Consolidated Balance Sheets. Lastly, we use interest rate swaps to hedge a portion of our variable interest rate exposure. See Notes 3 and 9 for additional information regarding our interest rate swap agreements.

Income Taxes

We were incorporated as an exempted company in the Cayman Islands which currently does not levy income taxes on individuals or companies. We expect to be treated as a PFIC under U.S. federal income tax laws with respect to our investing activities. With the exception of our U.S. subsidiaries, we do not expect to be treated as engaged in a trade or business in the U.S. and thus do not expect to be subject to U.S. federal income taxation on the majority of our earnings.

We account for income taxes using the asset and liability method which requires the recognition of Deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. See Note 12 for more information regarding our Income taxes.

Basic and Diluted Earnings Per Share

We calculate basic earnings per share by dividing Net income or loss by the weighted average number of ordinary shares outstanding for the year. We calculate diluted earnings per share based upon the weighted average number of ordinary shares outstanding and all dilutive potential ordinary shares outstanding during the year. For the years ended December 31, 2013, 2012 and 2011, there were no ordinary share equivalents or other securities that could potentially dilute basic earnings per share.

Dividends

When our Board of Directors declares cash dividends, we record a payable and charge Retained earnings for the total amount of the dividends declared. If we lack sufficient Retained earnings to pay the full amount of dividends declared we charge the excess amount to Additional paid-in capital.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) ASU 2012-04. This ASU makes technical corrections and improvements to a variety of topics in the Codification. The changes include source literature amendments, guidance clarification, reference corrections and relocated guidance. The ASU also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. Our adoption of this standard effective January 1, 2013, did not have a material impact on our Consolidated Financial Statements.

ASU 2013-01. This ASU limits the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. Our adoption of this standard effective January 1, 2013, did not have a material impact on our Consolidated Financial Statements.

ASU 2013-02. This ASU enhances the reporting of reclassifications out of AOCI. The ASU sets requirements for presentation for significant items reclassified to Net income in their entirety during the period and for items not reclassified to Net income in their entirety during the period. It requires companies to present information about reclassifications out of AOCI in one place. It also requires companies to present reclassifications by component when reporting changes in AOCI balances. Our adoption of this standard effective January 1, 2013, did not have a material impact on our Consolidated Financial Statements.

ASU 2013-10. This ASU permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, as an alternative to interest rates on direct Treasury obligations of the U.S. government or LIBOR. This standard is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Our adoption of this standard effective July 17, 2013 did not have a material impact on our Consolidated Financial Statements.

ASU 2013-11. This ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit exists. Previously, there was diversity in practice, and this ASU is expected to eliminate that diversity in practice. The amendments in this update are effective for fiscal years and interim periods within those periods beginning after December 15, 2013. We do not expect that the adoption of this standard on January 1, 2014 will have a material impact on our Consolidated Financial Statements.

2. ASSETS ACQUIRED AND LIABILITIES ASSUMED

During the year ended December 31, 2013, we made asset purchases from Ocwen on March 13, 2013 (“Flow 3”), May 21, 2013 (“Flow 4”), July 1, 2013 (“Follow On 3”) and October 25, 2013 (“Flow 5”) of Rights to MSRs for mortgage loans with approximately $15.9 billion, $10.6 billion, $83.3 billion and $9.9 billion respectively, of UPB together with the related servicing advances.

The following table summarizes the purchase price of the assets we acquired from Ocwen during the year ended December 31, 2013 and reconciles the cash used to acquire such assets:

Notes receivable – Rights to MSRs	$417,167
Match funded advances (1)	3,839,954
Purchase price	4,257,121

Cash paid to settle previous post-close adjustments	1,410

Total cash used	$4,258,531

Sources:
Cash on-hand	$807,268
Match funded liabilities	$3,451,263

(1)	The cash used to purchase these assets are shown within the “Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of Notes receivable – Rights to MSRs” of the Consolidated Statement of Cash Flows.

Below is a summary of the purchases we made from Ocwen during the year ended December 31, 2012:

On March 5, 2012, we used a portion of the net proceeds from our IPO to complete the Initial Acquisition:

•	The contractual right to receive the servicing fees related to mortgage servicing rights with respect to 116 PSAs with UPB of approximately $15.2 billion;

•	The outstanding servicing advances associated with the related PSAs; and

•	Other assets related to the foregoing (collectively, the forgoing represent the Initial Acquisition).

We completed the Initial Acquisition pursuant to the Purchase Agreement and a related sale supplement, each dated February 10, 2012. We also assumed a related match funded servicing advance financing facility from Ocwen effective upon the closing of the Initial Acquisition. The purchase price for the Rights to MSRs was based on the value of such assets at the time HLSS entered into the Purchase Agreement and the estimated outstanding UPB of the underlying mortgage loans at closing. The purchase price for the associated servicing advances and other assets was equal to the net consolidated book value which approximated fair value, as of the purchase date of all assets and liabilities of the special purpose entities established in connection with the advance financing facility that owns these servicing advances. On March 31, 2012, HLSS and Ocwen agreed to a final purchase price of $138,792.

We made five additional asset purchases from Ocwen on May 1st, August 1st, September 13th, September 28th and December 26th, 2012 of Rights to MSRs for mortgage loans with approximately $67.5 billion of UPB together with the related servicing advances. These five asset purchases were all completed pursuant to the Purchase Agreement and sale supplement specific to each asset purchase and only included the purchase of Rights to MSRs and servicing advances. No other assets were acquired, nor were any liabilities assumed from Ocwen.

The following table summarizes the purchase price of the assets we acquired and liabilities we assumed from Ocwen during 2012 and reconciles the cash used to acquire such assets and assume such liabilities:

	Initial Purchase	Subsequent Purchases	Total
Notes receivable – Rights to MSRs	$62,458	$254,164	$316,622
Match funded advances (1)	—	2,827,227	2,827,227
Purchase of Advance SPE:
Match funded advances (1)	413,374	—	413,374
Other assets (1)	22,136	—	22,136
Match funded liabilities (1)	(358,335)	—	(358,335)
Other liabilities (1)	(841)	—	(841)
Net assets of Advance SPE	76,334	—	76,334
Purchase price, as adjusted	138,792	3,081,391	3,220,183
Amount due to Ocwen for post-closing adjustments	—	(1,410)	(1,410)

Total cash used	$138,792	$3,079,981	$3,218,773

Sources:
Cash on-hand	$138,792	$685,654	$824,446
Match funded liabilities	$—	$2,394,327	$2,394,327

(1)	The cash used to purchase these assets and assume these liabilities are shown net within the “Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of Notes receivable – Rights to MSRs” of the Consolidated Statement of Cash Flows.

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

The three broad categories are:

•	Level 1: Quoted prices in active markets for identical assets or liabilities;

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3: Unobservable inputs for the asset or liability.

Where available, we utilize quoted market prices or observable inputs rather than unobservable inputs to determine fair value. We classify assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement.

We describe the methodologies that we used and key assumptions that we made to assess the fair value of our financial instruments in more detail below:

Notes Receivable – Rights to MSRs

We established the value of the Notes receivable – Rights to MSRs based on an appraisal prepared with the assistance of an independent valuation firm. This appraisal is prepared on a quarterly basis. Significant inputs into the valuation include the following:

•	Discount rates reflecting the risk of earning the future income streams from the Notes receivable – Rights to MSRs ranging from 15% to 22%;

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR + 3.75%;

•	Mortgage loan prepayment projections ranging from 12% to 28% of the related mortgage lifetime projected prepayment rate; and

•	Delinquency rate projections ranging from 15% to 35% of the aggregate UPB of the underlying mortgage loans.

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

Derivative Financial Instruments

Our derivatives are not exchange-traded, and therefore quoted market prices or other observable inputs are not available. The fair value of our interest rate swap agreements are based on certain information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. We have not adjusted the information obtained from the third-party pricing sources; however, we review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period, and other indicators that the information may not be accurate. We determined that potential credit and counterparty risks had an immaterial impact on the valuation of our derivatives. See Notes 1 and 9 for additional information on our derivative financial instruments.

The following tables present assets and liabilities measured at fair value on a recurring basis categorized by input level within the fair value hierarchy:

	Fair value	Level 1	Level 2	Level 3
At December 31, 2013:
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$651,060	$—	$—	$651,060
Derivative financial instruments	3,835	—	—	3,835

Total assets	$654,895	$—	$—	$654,895

Liabilities:
Derivative financial instruments	$529	$—	$—	$529

Total liabilities	$529	$—	$—	$529

	Fair value	Level 1	Level 2	Level 3
At December 31, 2012:
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$303,705	$—	$—	$303,705

Total assets	$303,705	$—	$—	$303,705

Liabilities:
Derivative financial instruments	$1,076	$—	$—	$1,076

Total liabilities	$1,076	$—	$—	$1,076

The following table presents reconciliations of the changes in fair value of our Level 3 assets and liabilities which we measure at fair value on a recurring basis:

	2013		2012
For the years ended December 31,	Notes receivable – Rights to MSRs	Derivative Financial Instruments	Notes receivable – Rights to MSRs	Derivative Financial Instruments
Beginning balance	$303,705	$(1,076)	$—	$—
Purchases and reductions:
Purchases	417,167	—	316,622	—
Reductions	(69,812)	—	(12,917)	—

	347,355	—	303,705	—

Changes in fair value :
Included in net income	—	—	—	—
Included in other comprehensive income(loss) (1)	—	4,382	—	(1,076)

	—	4,382	—	(1,076)

Transfers in or out of Level 3	—	—	—	—

Ending balance	$651,060	$3,306	$303,705	$(1,076)

(1)	These pre-tax gains (losses) are attributable to derivatives still held at December 31, 2013 and 2012.

The following tables show the effect on the fair value of the Notes receivable – Rights to MSRs assuming adverse changes to certain key assumptions used in valuing these assets at December 31, 2013 and 2012:

	Discount Rates	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	10% adverse change	10% adverse change
December 31, 2013
Notes receivable – Rights to MSRs	$(13,343)	$(23,152)	$(74,539)

	Discount Rates	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	10% adverse change	10% adverse change
December 31, 2012
Notes receivable – Rights to MSRs	$(11,786)	$(15,470)	$(45,540)

This sensitivity analysis above assumes a change is made to one key input, while holding all other inputs constant. As many of these inputs are correlated, a change in one input will likely impact other inputs which would ultimately impact the overall valuation.

The following tables provide more quantitative information on our significant inputs used for valuing our Note Receivable – Rights to MSRs at December 31, 2013 and 2012:

At December 31, 2013:

Asset	Unobservable Input	Low	High	Weighted Average
Notes receivable – Rights to MSRs	Discount Rates	15%	22%	20%
	Prepayment Speeds	12%	28%	19%
	Delinquency Rates	15%	35%	25%

At December 31, 2012:

Asset	Unobservable Input	Low	High	Weighted Average
Notes receivable – Rights to MSRs	Discount Rates	15%	22%	20%
	Prepayment Speeds	12%	27%	19%
	Delinquency Rates	15%	35%	29%

Presented below are the December 31, 2013 and 2012 carrying values and fair value estimates of financial instruments not carried at fair value:

	December 31, 2013	December 31, 2013	December 31, 2012	December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Match funded advances	$6,387,781	$6,387,781	$3,098,198	$3,098,198

Total financial assets	$6,387,781	$6,387,781	$3,098,198	$3,098,198

Financial liabilities:
Match funded liabilities	$5,715,622	$5,700,934	$2,690,821	$2,697,840
Other borrowings	343,386	346,391	—	—

Total financial liabilities	$6,059,008	$6,047,325	$2,690,821	$2,697,840

Match Funded Advances

The carrying value of our Match funded advances approximates fair value. This is because our Match funded advances have no stated maturity, generally are realized within a relatively short period of time and do not bear interest. The fair value measurements for Match funded advances are categorized as Level 3.

Match Funded Liabilities

Match funded liabilities include variable and fixed rate liabilities. The fair value estimate of the Company’s fixed rate liabilities was determined by using broker quotes. We concluded that no adjustments were required to the quoted prices. All other Match funded liabilities are short term in nature and the carrying value generally approximates the fair value. The fair value measurements for Match funded liabilities are categorized as Level 3.

Other Borrowings

Other borrowings include our senior secured term loan facility. The fair value estimate of the Company’s senior secured term loan facility was determined by using broker quotes. We concluded that no adjustments were required to the quoted price. The fair value measurements for Other borrowings are categorized as Level 3.

4. MATCH FUNDED ADVANCES

Match funded advances on residential loans we service for others, as more fully described in Note 1 – Principles of Consolidation are comprised of the following at the dates indicated:

	December 31, 2013	December 31, 2012
Principal and interest advances	$2,632,092	$1,231,471
Taxes and insurance advances	2,723,390	1,399,813
Corporate advances	1,032,299	466,914

	$6,387,781	$3,098,198

5. OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	December 31, 2013	December 31, 2012
Debt service accounts (1)	$103,910	$67,776
Debt issuance costs (2)	21,165	9,278
Interest-earning collateral deposits (3)	1,075	1,904
Derivative financial instruments (4)	3,835	—
Other	168	133

	$130,153	$79,091

(1)	Under our advance financing facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. We do not use the collected funds to reduce the related Match funded liabilities until the payment dates specified in the indenture. The balance also includes amounts that we set aside to provide for possible shortfalls in the funds available to pay certain expenses and interest.
(2)	Costs relate to Match funded liabilities and Other borrowings. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

(3)	Represents cash collateral held by our counterparty as part of our interest rate swap agreements.
(4)	See Notes 1, 3 and 9 for more information regarding our use of derivatives.

6. MATCH FUNDED LIABILITIES

Match funded liabilities, as more fully described in Note 1 – Principles of Consolidation are comprised of the following at the dates indicated:

					Balance Outstanding
Borrowing Type (1)	Interest Rate (2)	Maturity (3)	Amortization Date (3)	Unused Borrowing Capacity (4)	December 31, 2013 (6-10)	December 31, 2012
Series 2012 T1 Term Notes	134 – 396 bps	Oct. 2043	Oct. 2013	$—	$—	$250,000
Series 2012 T2 Term Notes	199 – 494 bps	Oct. 2045	Oct. 2015	—	450,000	450,000
Series 2013 T1 Term Notes	90 – 249 bps	Jan. 2044	Jan. 2014	—	650,000	—
Series 2013 T1 Term Notes	150 – 323 bps	Jan. 2046	Jan. 2016	—	350,000	—
Series 2013 T1 Term Notes	229 – 446 bps	Jan. 2048	Jan. 2018	—	150,000	—
Series 2013 T2 Term Notes	115 – 239 bps	May 2044	May 2015	—	375,000	—
Series 2013 T3 Term Notes	179 – 313 bps	May 2046	May 2017	—	475,000	—
Series 2013 T4 Term Notes	118 – 232 bps	Aug 2044	Aug 2014	—	200,000	—
Series 2013 T5 Term Notes	198 – 331 bps	Aug 2046	Aug 2016	—	200,000	—
Series 2013 T6 Term Notes	129 – 223 bps	Sep 2044	Sep 2014	—	350,000	—
Series 2013 T7 Term Notes	198 – 302 bps	Nov 2046	Nov 2016	—	300,000	—
Series 2012 VF 1 Notes (5)	1-Month LIBOR + 110 – 340 bps	Aug. 2044	Aug. 2014	230,950	469,050	339,465
Series 2012 VF 2 Notes (5)	1-Month LIBOR + 110 – 340 bps	Aug. 2044	Aug. 2014	230,950	469,050	678,928
Series 2012 VF 3 Notes (5)	1-Month LIBOR + 110 – 340 bps	Aug. 2044	Aug. 2014	230,950	469,050	678,928
Series 2013 VF 1 Notes (11)	1-Month LIBOR + 195 – 290 bps	Feb. 2044	Feb. 2014	35,028	514,972	—
Class A Term Money Market Fund Note (12)	1-Month LIBOR + 20 bps	Sep. 2014	Jan. 2014	—	265,000	183,462
Class A Draw Money Market Fund Note (12)	1-Month LIBOR + 110 bps	Sep. 2044	Sep. 2014	—	—	81,538
Class B Term Money Market Fund Note	275 bps	Sep. 2044	Sep. 2014	—	28,500	28,500

				$727,878	$5,715,622	$2,690,821

(1)	Each term note and variable funding note issuance has four classes, an A, B, C, and D class.
(2)	The weighted average interest rate at December 31, 2013 was 1.64%. We pay interest monthly.
(3)	The maturity date is the due date for all outstanding balances. The amortization date is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. If an advance facility note is not refinanced on the amortization date, all collections that represent the repayment of advances pledged to the facilities must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed. To the extent that we have sufficient unused borrowing capacity on our Variable Funding Notes, we can use such excess capacity to finance additional Match funded advances rather than extending or refinancing a term note that has reached the amortization date.
(4)	Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions. We pay a 0.50% or 0.75% fee on the unused borrowing capacity which varies by facility.
(5)	These Variable Funding Notes were amended during August 2013 to extend the amortization date and maturity date by a year and resulted in new interest rate spreads compared to December 31, 2012. Variable Funding Note balances fluctuate based on Match funded advance activity and our ability to issue fixed rate term notes.

(6)	On January 22, 2013, we completed the issuance of $650,000 of one-year, $350,000 of three-year and $150,000 of five-year term notes.
(7)	On May 21, 2013, we completed the issuance of $375,000 of two-year and $475,000 of four-year term notes.
(8)	On August 8, 2013, we completed the issuance of $200,000 of one-year and $200,000 of three-year term notes.
(9)	On September 18, 2013, we completed the issuance of a $350,000 one-year term note.
(10)	On November 26, 2013, we completed the issuance of a $300,000 three-year term note.
(11)	On July 1, 2013, we issued a new Variable Funding Note series as part of the Follow On 3 acquisition.
(12)	The Class A Term Money Market Fund Note and Class A Draw Money Market Fund Note have a combined maximum borrowing capacity of $265,000. By design, the Class A Term Money Market Fund Note balance is reduced at scheduled times and there is an equally offsetting increase to the Class A Draw Money Market Fund Note. The combined balance of these notes was equal to $265,000 at December 31, 2013 and 2012. On September 26, 2013, we placed a new Money Market Fund Note at a reduced interest rate and amended the related Money Market Fund Draw Note to reduce the interest rate. The amortization date for the Class A Term Money Market Fund Note represents the commencement date for scheduled repayments.

As of December 31, 2013, we had $727,878 of unused borrowing capacity. Our ability to continue to pledge collateral under our advance facilities depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing. The debt covenants for our advance facilities require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our advance facilities.

We were in compliance with all our debt covenants as of December 31, 2013.

Analysis of Borrowing by Expected Maturity (1):

Year of Expected Maturity Date	As of December 31, 2013
2014	$3,415,622
2015	825,000
2016	850,000
2017	475,000
2018	150,000

Total	$5,715,622

(1)	The expected maturity date is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.

7. OTHER BORROWINGS

	December 31, 2013	December 31, 2012
Senior secured term loan facility (1)	$343,386	$—

	$343,386	$—

(1)	On June 27, 2013, we entered into a $350,000 senior secured term loan facility. The senior secured term loan facility has an expected maturity date of June 27, 2020 and an interest rate of 3.50% plus one month LIBOR, with a 1.00% LIBOR floor. As of December 31, 2013, the interest rate on our senior secured term loan facility was 4.50%. The senior secured term loan was issued at a discount to par and had a carrying value of $343,386 at December 31, 2013 which reflects an original issue discount of $5,250 that is being accreted into interest expense over the life of the borrowing.

The debt covenants for our senior secured term facility place restrictions on other unsecured indebtedness, a minimum debt to tangible equity ratio of less than 6 to 1, minimum borrowing base coverage ratio of 1.5 to 1 and the delivery of certified financial reports to our lender. Should we be deemed to be in default under the provisions of our senior secured term loan facility, the unpaid principal amount of and accrued interest on the senior secured term loan facility would immediately become due.

We were in compliance with all our debt covenants as of December 31, 2013.

Analysis of Borrowing by Maturity:

Year of Payment Date	As of December 31, 2013
2014	$3,500
2015	3,500
2016	3,500
2017	3,500
2018 and thereafter	334,250

Total	$348,250

8. ORDINARY SHARES

Increases in the number of ordinary shares issued during the years ended December 31, 2013, 2012 and 2011 are represented in the table below:

	2013	2012	2011
Ordinary shares issued – beginning balance	55,884,718	20,000	20,000
Issuance of new ordinary shares	15,132,053	55,864,718	—

Ordinary shares issued – ending balance	71,016,771	55,884,718	20,000

On March 5, 2012, we closed the IPO resulting in the issuance of 13,333,333 of our ordinary shares. The total gross proceeds from the offering to HLSS were $186,667. After deducting underwriting discounts and commissions and offering expenses paid by HLSS, the aggregate net proceeds we received totaled $170,486.

On March 5, 2012, simultaneously with the IPO, William C. Erbey, the founder of our company and the Chairman of the Board of Directors, purchased 714,285 of our ordinary shares in a private placement. The total proceeds from the private placement to HLSS were $10,000. We did not incur underwriting discounts or commissions in respect of these shares.

On April 2, 2012, we issued 129,600 additional ordinary shares to the underwriters in connection with the exercise of their over-allotment option under the IPO. The total gross proceeds from the issuance of these additional shares to HLSS were $1,814. After deducting underwriting discounts, commissions and expenses paid by HLSS, the aggregate net proceeds we received were $1,577.

On September 12, 2012, we issued 16,387,500 of our ordinary shares, 2,137,500 of which were pursuant to the exercise by the underwriters of their over-allotment option. The total gross proceeds from the issuance of these additional shares to HLSS were $249,909. After deducting underwriting discounts, commissions and expenses paid by HLSS, the aggregate net proceeds we received were $236,034.

On December 24, 2012, we issued 25,300,000 of our ordinary shares. In addition, the underwriters had an over-allotment option for the purchase of 3,795,000 of our ordinary shares, a portion of which were exercised in 2013. The total gross proceeds from the issuance of these shares to HLSS were $480,700. After deducting underwriting discounts, commissions and expenses paid by HLSS, the aggregate net proceeds we received were $462,261.

On January 22, 2013, the underwriters exercised a portion of their over-allotment option from our December 24, 2012 offering of ordinary shares in the amount of 970,578 ordinary shares. We received net proceeds of $17,633 from the over-allotment exercise.

On June 26, 2013, we issued 13,000,000 of our ordinary shares, and an additional 1,161,475 of ordinary shares were issued in connection with the exercise of the underwriters’ over-allotment option. The total gross proceeds from the issuance of these additional shares to HLSS were $325,714. After deducting underwriting discounts, commissions and expenses payable by HLSS, the aggregate net proceeds we received were $315,918.

9. DERIVATIVE FINANCIAL INSTRUMENTS

We are party to interest rate swap agreements that we recognize on our Consolidated Balance Sheets at fair value within Other assets and Other liabilities. On the date we entered into the interest rate swap agreements, we designated and documented them as hedges of the variable cash flows payable for variable rate interest expense on our borrowings (cash flow hedge). To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the hedged exposure. In addition, the documentation must include the risk management objective and strategy. On a quarterly basis we assess and document the derivatives’ effectiveness and expected effectiveness in offsetting the changes in the fair value or the cash flows of the hedged items. To assess effectiveness, we use statistical methods, such as regression analysis, as well as nonstatistical methods including dollar-offset analysis. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in other comprehensive income. We subsequently reclassify these changes in estimated fair value to Net income in the same period or periods that the hedged transaction affects earnings and in the same financial statement category as the hedged item.

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

Interest Rate Management

We executed a hedging strategy aimed at mitigating the impact of changes in variable interest rates on the excess of interest rate sensitive liabilities over interest rate sensitive assets. We entered into interest rate swaps to hedge against the effects of a change in 1-Month LIBOR. The following tables provide information about our interest rate swaps at December 31, 2013 and 2012:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (2),(3):
Hedge the effects of changes in 1-Month LIBOR	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	Other Assets	$177,056	$1,084
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2016	December 2017	1.3975%	1-Month LIBOR	Other Assets	338,009	2,751

Total asset derivatives designated as hedges as of December 31, 2013							515,065	3,835

Total asset derivatives as of December 31, 2013							$515,065	$3,835

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (2),(3):
Hedge the effects of changes in 1-Month LIBOR	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	Other Liabilities	$102,522	$364
Hedge the effects of changes in 1-Month LIBOR	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	Other Liabilities	28,565	25
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2014	July 2014	0.3375%	1-Month LIBOR	Other Liabilities	307,043	140

Total liability derivatives designated as hedges as of December 31, 2013							438,130	529

Total liability derivatives as of December 31, 2013							$438,130	$529

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (3):
Hedge the effects of changes in 1-Month LIBOR	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	Other Liabilities	$147,351	$759
Hedge the effects of changes in 1-Month LIBOR	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	Other Liabilities	44,221	174
Hedge the effects of changes in 1-Month LIBOR	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	Other Liabilities	223,059	143

Total liability derivatives designated as hedges as of December 31, 2012							414,631	1,076

Total liability derivatives as of December 31, 2012							$414,631	$1,076

(1)	The effective date of the swap is the date from which monthly net settlements begin to be computed.

(2)	Projected net settlements for the next twelve months total approximately $1,118 of payments to our counterparties.
(3)	There was an unrealized pre-tax gain of $4,382 related to our interest rate swaps included in AOCI for the year ended December 31, 2013, and an unrealized pre-tax loss of $1,076 related to our interest rate swaps included in AOCI for the year ended December 31, 2012. Given the current and expected effectiveness of our hedging arrangements, we do not expect any reclassifications from AOCI into earnings associated with hedging ineffectiveness related to these hedging arrangements during the next twelve months.

The following table summarizes the use of derivatives during the years ended December 31, 2013 and 2012:

	2013	2012
Notional balance at beginning of period	$414,631	$—
Additions	645,052	534,946
Maturities	—	—
Terminations	—	—
Amortization	106,488	120,315

Notional balance at end of period	$953,195	$414,631

We recognize the right to reclaim cash collateral or the obligation to return cash collateral as part of our hedge agreements. At December 31, 2013, we have the right to reclaim cash collateral of $1,075 and are obligated to return cash collateral of $3,500 as part of our hedge agreements. At December 31, 2012 we had the right to reclaim cash collateral of $1,904 and were not obligated to return cash collateral as part of our hedge agreements.

10. INTEREST INCOME

Interest income – Notes Receivable – Rights to MSRS

Our primary source of revenue is the fees we are entitled to receive in connection with the servicing of mortgage loans. We account for these fees as Interest income.

The following table shows how we calculated Interest income—notes receivable – Rights to MSRs for the years ended December 31:

	2013	2012	2011
Servicing fees collected	$633,377	$117,789	$—
Subservicing fee payable to Ocwen	317,702	50,173	—

Net servicing fees retained by HLSS	315,675	67,616	—
Reduction in Notes receivable – Rights to MSRs	69,812	12,917	—

	$245,863	$54,699	$—

Interest income – Other

Another source of revenue for us is the interest we earn on our operating bank accounts and the custodial account balances related to the mortgage loans serviced which are not included in our Consolidated Balance Sheets. The following table shows our Interest income – other in more detail for the years ended December 31:

	2013	2012	2011
Custodial account interest	$1,819	$—	$—
Operating account interest	376	109	—

	$2,195	$109	$—

11. INTEREST EXPENSE

The following table presents the components of Interest expense for the years ended December 31:

	2013	2012	2011
Match funded liabilities	$83,137	$16,158	$—
Other borrowings	8,627	—	—
Amortization of debt issuance costs	16,950	6,960	—
Interest rate swaps	1,357	939	—

	$110,071	$24,057	$—

12. INCOME TAXES

Income taxes have been provided for based upon the tax laws and rates in countries in which we conduct operations and earn related income. Our effective tax rate was 0.2% for the year ended December 31, 2013 (0.2%, for the year ended December 31, 2012 and 0% for the year ended December 31, 2011). We are a Cayman Islands exempted company, and the Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation. Our U.S. subsidiaries are expected to be subject to U.S federal income taxation as corporations. The income of the U.S. branch operated by one of our Luxembourg subsidiaries is expected to be subject to Luxembourg tax.

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

The sources of income (loss) before income taxes for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
U.S. operations	$4,057	$(3,430)	$(1)
Non-U.S. operations	123,871	30,347	(272)

Total	$127,928	$26,917	$(273)

The components of the income tax provision for the years ended December 31, 2013 and 2012 consisted of the following (we had no income tax provision or benefit for the year ended December 31, 2011):

For the year ended December 31, 2013:
Current:
United States
Federal	$920
State	193
Non-U.S.	17

Current income tax provision	$1,130

Deferred:
United States
Federal	$(790)
State	(106)
Non-U.S.	—
Deferred income tax (benefit)	(896)

Total income tax provision	$234

For the year ended December 31, 2012:
Current:
United States
Federal	$—
State	46
Non-U.S.	—

Current income tax provision	$46

Deferred:
United States
Federal	$—
State	—
Non-U.S.	—
Deferred income tax provision	—

Total income tax provision	$46

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 consisted of the following (the Company only had fully allowed for deferred tax assets at December 31, 2012 and had no deferred tax assets or liabilities at December 31, 2011):

At December 31, 2013:
Deferred tax assets:
NOL carryforwards	$25
Accruals	999

Total deferred tax assets	$1,024

Valuation allowance	—

Net deferred tax assets	$1,024

Deferred tax liabilities:
Interest rate derivatives	$1,139
Debt issuance costs	127

Total deferred tax liabilities	$1,266

At December 31, 2012:
Deferred tax assets:
NOL carryforwards	$1,188
Interest rate derivatives	408
Debt issuance costs	84
Accruals	75

Total deferred tax assets	$1,755

Valuation allowance	(1,755)

Net deferred tax assets	$—

Below is a reconciliation of the changes in our valuation allowance during 2013 and 2012:

	2013	2012
Beginning balance	$1,755	$—
Additions	—	1,755
Release of NOL carryforwards	(1,755)	—

Ending balance	$—	$1,755

As of December 31, 2013 the Company has NOL carryforwards of $0 and $3,816, for both U.S. federal and state and local tax purposes. As of December 31, 2012 the Company had NOL carryforwards of $2,827 and $3,776, for both U.S. federal and state and local tax purposes (2011: $0 and $0). These carryforwards are available to offset future taxable income until they begin to expire in 2032 and 2022, respectively. The Company had no tax credit carryforwards for the years ended December 31, 2013, 2012, and 2011.

The Company conducts periodic evaluations of positive and negative evidence to determine whether it is more likely than not that some or all of the deferred tax assets will not be realized in future periods. Among the factors considered in this evaluation are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted. As a result of these evaluations, the Company determined as of December 31, 2013 the valuation allowance of $1,755 recorded against its deferred tax assets was no longer needed and has released the valuation allowance.

Reconciliations of the statutory U.S. federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2013 and 2012 are as follows:

Year Ended December 31, 2013:
Statutory rate	34.0%
State and local income taxes	0.1%
Benefit of Non-U.S. operations(1)	(32.9%)
Release of valuation allowance	(0.9%)
Other	(0.1%)

Effective tax rate per Consolidated Statements of Operations	0.2%

Year Ended December 31, 2012:
Statutory rate	34.0%
State and local income taxes	(0.5%)
Benefit of Non-U.S. operations(1)	(38.3%)
Valuation allowance	5.0%

Effective tax rate per Consolidated Statements of Operations	0.2%

(1)	The majority of our earnings are at Home Loan Servicing Solutions, Ltd., a Cayman Islands entity, which is not engaged in a U.S. trade or business and therefore is not subject to U.S. federal income taxation.

No reconciliation is provided for the year ended December 31, 2011 because prior to its IPO the Company was a developmental stage enterprise and did not have any taxable earnings.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities. As of December 31, 2013, the Company did not have any unrecognized tax benefits related to the current year or any previous year, nor has management identified any. Our policy is that we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of Income tax expense. We did not accrue interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses or penalties recognized during the current year or in previous years.

Our U.S. subsidiaries file annual income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. The Company and its subsidiaries remain subject to examination for all periods since inception. The Company asserts that as of December 31, 2013, the unremitted earnings of its non-Cayman Islands subsidiaries are permanently reinvested for purposes of ASC 740-30 and that the Company has the intent and ability to reinvest such earnings in each respective non-Cayman Islands jurisdiction. Determination of the amount of unrecognized deferred tax liability is not practicable because of the fact that there is a significant amount of uncertainty with respect to the tax impact of the remittance of any earnings due to the judgment required to analyze withholding tax and other indirect tax consequences that could arise from the distribution of foreign earnings.

13. Business Segment Reporting

Our business strategy focuses on acquiring Mortgage Servicing Assets. As of December 31, 2013, we operate a single reportable business segment that holds Rights to MSRs.

14. Related Party Transactions

During 2012, we entered into various agreements with Ocwen and Altisource in connection with the Initial Acquisition. William C. Erbey, our founder and the Chairman of our Board of Directors, is also the Chairman of the Board of Directors of Ocwen and Altisource.

As the named servicer, Ocwen remains obligated to perform as servicer under the related PSAs, and we are required to pay Ocwen a monthly fee for the servicing activities it performs. We are also required to purchase any servicing advances that Ocwen is required to make pursuant to such PSAs.

The following table summarizes our transactions with Ocwen under the Purchase Agreement for the years ended December 31, 2013 and 2012:

	2013	2012
Servicing fees collected	$633,377	$117,789
Subservicing fee payable to Ocwen	317,702	50,173

Net servicing fees retained by HLSS	315,675	67,616
Reduction in Notes receivable – Rights to MSRs	69,812	12,917

	$245,863	$54,699

Servicing advances purchased from Ocwen in the ordinary course of business	$8,781,034	$1,303,955

At December 31, 2013 and 2012, Ocwen owed us $8,482 and $4,966 for servicing fees collected but not remitted to us, and we owed Ocwen $8,114 and $890 for the subservicing fee earned by Ocwen but not yet remitted to them. In addition, we had outstanding receivables at December 31, 2013 and 2012, from Ocwen of $60,239 and $21,265 that relate to collections made by Ocwen on outstanding Match funded advances. Upon collection, Ocwen is contractually obligated to remit these collections to pay down our Match funded liabilities. This receivable represents the portion of Match funded advance collections that were in-transit to pay down our Match funded liabilities as of the period indicated. The Notes receivable – Rights to MSRs are due from Ocwen as of December 31, 2013.

Ocwen Professional Services Agreement

At December 31, 2013 and 2012, Ocwen owed us $655 and $1,322 and we owed Ocwen $354 and $40 for professional services provided pursuant to the Ocwen Professional Services Agreement. During the years ended December 31, 2013 and 2012, we earned fees of $1,811 and $2,316 for services provided to Ocwen pursuant to the Professional Services Agreement. Additionally, during the years ended December 31, 2013 and 2012, we incurred fees of $555 and $100 for services received from Ocwen pursuant to the Ocwen Professional Services Agreement.

Altisource Administrative Services Agreement

During the years ended December 31, 2013 and 2012, we incurred fees of $845 and $655 for services provided to us pursuant to the Altisource Administrative Services Agreement.

Receivables From and Payables to Related Parties

The following table summarizes amounts receivable from and payable to related parties at the dates indicated:

	December 31, 2013	December 31, 2012
Servicing fees collected (1)	$8,482	$4,966
Professional services (2)	655	1,322
Advance collections (3)	60,239	21,265
Other	673	718

Receivables from Ocwen	$70,049	$28,271

Subservicing fees payable (4)	$8,114	$890
Professional services (2)	354	40
Other (5)(6)	2,181	1,815

Payables to Ocwen	$10,649	$2,745

Payables to Altisource	$83	$129

(1)	Ocwen is required to remit to us servicing fees it collects on our behalf within two business days. The amount due from Ocwen at the dates indicated represents servicing fees collected but not remitted at the end of the month. We record servicing fee collections less the subservicing fee we pay to Ocwen as Interest income as shown in Note 10.
(2)	The respective amounts are for professional services provided to and provided by Ocwen.
(3)	Upon collection, Ocwen is contractually obligated to remit Match funded advance collections to pay down our Match funded liabilities. This receivable represents the portion of Match funded advance collections that were in-transit to pay down our Match funded liabilities as of the dates indicated.
(4)	The base fee and performance fee, if any, that comprise the servicing fee expense are calculated and paid to Ocwen within three business days following the end of the month.
(5)	At December 31, 2013, we owed Ocwen for servicing advances made on our behalf of $1,867. We reimburse Ocwen for servicing advances on scheduled funding dates throughout each month of the year.
(6)	At December 31, 2012, we owed Ocwen $1,410 for certain purchase price adjustments pertaining to our December 26, 2012 asset purchase from Ocwen.

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

16. SUBSEQUENT EVENTS

Subsequent to our balance sheet date of December 31, 2013:

•	On January 10, 2014, we paid cash dividends of $10,653 or $0.15 per ordinary share.

•	On January 16, 2014, we declared dividends of $0.15 per ordinary share for the months of January, February and March, 2014. The dividends will be payable to holders of record of our ordinary shares as follows:

Record Date	Payment Date	Amount per Ordinary Share
January 31, 2014	February 10, 2014	$0.15
February 28, 2014	March 10, 2014	$0.15
March 31, 2014	April 10, 2014	$0.15

•	On January 17, 2014, we completed the issuance of $600,000 of one-year and $200,000 of three-year term notes at a weighted average spread over one-month LIBOR of 1.09%. The proceeds were used to reduce the borrowings on our variable funding notes.