Form 10-Q
period 2014-03-31
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2014-04-17
CIK 1513161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________________to _____________________
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

Number of Ordinary Shares, $0.01 par value, outstanding as of April 17, 2014: 71,016,771 shares.

HOME LOAN SERVICING SOLUTIONS, LTD.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$75,920	$87,896
Match funded advances	6,343,397	6,387,781
Notes receivable – Rights to MSRs	634,399	651,060
Loans held for investment	552,644	—
Related party receivables	67,599	70,049
Deferred tax assets	1,024	1,024
Other assets	192,769	130,153
Total assets	$7,867,752	$7,327,963
Liabilities and Equity
Liabilities
Match funded liabilities	$5,775,180	$5,715,622
Other borrowings	815,431	343,386
Dividends payable	10,653	10,653
Income taxes payable	600	682
Deferred tax liabilities	1,188	1,266
Related party payables	7,885	10,732
Other liabilities	11,510	11,884
Total liabilities	6,622,447	6,094,225
Commitments and Contingencies (See Note 15)
Equity
Equity – Ordinary shares, $.01 par value; 200,000,000 shares authorized; 71,016,771 and 71,016,771 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	710	710
Additional paid-in capital	1,210,057	1,210,057
Retained earnings	32,520	20,804
Accumulated other comprehensive income, net of tax	2,018	2,167
Total equity	1,245,305	1,233,738
Total liabilities and equity	$7,867,752	$7,327,963

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

For the three months ended March 31,
	2014	2013
Revenue
Interest income – notes receivable – Rights to MSRs	$81,852	$44,570
Interest income – other	2,961	102
Total interest income	84,813	44,672
Related party revenue	628	407
Total revenue	85,441	45,079
Operating expenses
Compensation and benefits	1,599	1,166
Related party expenses	372	226
General and administrative expenses	2,285	645
Total operating expenses	4,256	2,037
Income from operations	81,185	43,042
Other expense
Interest expense	37,511	18,242
Total other expense	37,511	18,242
Income before income taxes	43,674	24,800
Income tax expense	—	12
Net income	$43,674	$24,788
Earnings per share
Basic	$0.61	$0.44
Diluted	$0.61	$0.44
Weighted average shares outstanding
Basic	71,016,771	56,628,828
Diluted	71,016,771	56,628,828
Dividends declared per share	$0.45	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

For the three months ended March 31,
	2014	2013
Net income	$43,674	$24,788
Other comprehensive income (loss), before tax:
Change in the value of designated cash flow hedges	(227)	13
Total other comprehensive income (loss), before tax	(227)	13
Income tax related to items of other comprehensive income (loss):
Tax benefit (expense) on change in the value of designated cash flow hedges	78	—
Total income tax benefit (expense) related to items of other comprehensive income (loss)	78	—
Total other comprehensive income (loss), net of tax	(149)	13
Total comprehensive income	$43,525	$24,801

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total
	Shares	Amount
Balance at December 31, 2013	71,016,771	$710	$1,210,057	$20,804	$2,167	$1,233,738
Net income	—	—	—	43,674	—	43,674
Other comprehensive loss, net of tax	—	—	—	—	(149)	(149)
Issuance of ordinary shares, net of costs	—	—	—	—	—	—
Declaration of cash dividends ($0.45 per share)	—	—	—	(31,958)	—	(31,958)
Balance at March 31, 2014	71,016,771	$710	$1,210,057	$32,520	$2,018	$1,245,305

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total
	Shares	Amount
Balance at December 31, 2012	55,884,718	$559	$876,657	$4,493	$(1,076)	$880,633
Net income	—	—	—	24,788	—	24,788
Other comprehensive income, net of tax	—	—	—	—	13	13
Issuance of ordinary shares, net of costs	970,578	10	17,569	—	—	17,579
Declaration of cash dividends ($0.38 per share)	—	—	—	(21,605)	—	(21,605)
Balance at March 31, 2013	56,855,296	$569	$894,226	$7,676	$(1,063)	$901,408

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the three months ended March 31,	2014	2013
Cash flows from operating activities
Net income	$43,674	$24,788
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	4,962	3,106
Accretion of original issue discount on other borrowings	185	—
Reduction of purchase premium on loans held for investment	448	—
Changes in assets and liabilities:
Decrease in match funded advances	44,384	277,141
Decrease (increase) in debt service accounts	(3,077)	5,498
Decrease in related party receivables	2,450	24,292
(Decrease) increase in related party payables	(2,847)	32,076
(Increase) in other assets	(2,645)	(382)
(Decrease) increase in other liabilities	(428)	575
Net cash provided by operating activities	87,106	367,094
Cash flows from investing activities
Purchase of notes receivable – Rights to MSRs	—	(100,737)
Reduction in notes receivable – Rights to MSRs	16,661	10,636
Purchase of loans held for investment	(556,618)	—
Proceeds from loans held for investment	3,526	—
Cash used in advance financing receivables transaction	(55,702)	—
Acquisition of advances in connection with the purchase of residential mortgage assets	—	(713,582)
Net cash used in investing activities	(592,133)	(803,683)
Cash flows from financing activities
Proceeds from match funded liabilities, net	59,558	430,043
Proceeds from other borrowings	472,734	—
Payment of other borrowings	(875)	—
Payment of debt issuance costs	(6,408)	(5,036)
Proceeds from issuance of ordinary shares	—	17,633
Payment of offering costs	—	(22)
Payment of dividends to shareholders	(31,958)	(20,920)
Net cash provided by financing activities	493,051	421,698
Net (decrease) in cash	(11,976)	(14,891)
Cash at beginning of period	87,896	76,048
Cash at end of period	$75,920	$61,157
Supplemental non-cash financing activities
Dividends declared but not paid	$10,653	$7,391
Offering costs accrued but not paid	$—	$32
Debt issuance costs accrued but not paid	$58	$309

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise stated, except share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiaries (collectively referred to throughout as “HLSS”, “us”, “our”, “we” or the “Company”) focus on acquiring residential mortgage assets.

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

Principles of Consolidation

Our financial statements include the accounts of Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiaries, as well as three variable interest entities (“VIE”) of which we are the primary beneficiary. We eliminate intercompany accounts and transactions in consolidation.

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

Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. The SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of our advance facility agreements. These transfers do not qualify for sale accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred advances on our Interim Condensed Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. We use collections on the Match funded advances pledged to the SPEs to repay principal and to pay interest and the expenses of the entity. Holders of the debt issued by this entity can look only to the assets of the entity itself for satisfaction of the debt and have no recourse against HLSS.

On March 3, 2014, we acquired Government National Mortgage Association (“GNMA”) loans from Ocwen with an unpaid principal balance (“UPB”) of $549,411. Ocwen initially acquired these loans through the GNMA early buy-out (“EBO”) program which allows servicers of GNMA insured loans to buy delinquent loans from the applicable loan securitization pools. We account for these GNMA EBO loans as “Loans held for investment,” as described more fully later in this footnote. We also financed the GNMA EBO advances related to the GNMA EBO loans, and we account for this arrangement as a financing transaction because Ocwen retained title and all other rights and rewards associated with the GNMA EBO advances. Collectively, the purchase of GNMA EBO loans and financing of the related advances are referred to as the “GNMA EBO Transaction.” Our GNMA EBO loans are in a SPE with a related financing facility ("Mortgage Loan Facility"). The accounts of this SPE are included in our Interim Condensed Consolidated Financial Statements. These transfers to the SPE do not qualify for sale accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred GNMA EBO loans on our Interim Condensed Consolidated Balance Sheet as Loans held for investment and the related liabilities as Other borrowings. We use collections on the GNMA EBO loans pledged to the SPE to repay principal and to pay interest and the expenses of the entity. The holders of the debt issued by this SPE can look beyond the assets of the SPE for satisfaction of the debt and therefore have recourse against HLSS. It is our expectation that since our GNMA EBO loans are insured by the Federal Housing Administration (“FHA”), the cash flows of this SPE will be sufficient to meet all claims of the debt holders. HLSS is responsible for making any principal or interest payments to the debt holders not covered by the cash flows of the SPE.

The following tables summarize the assets and liabilities of our consolidated SPEs, at the dates indicated:

At March 31, 2014	Match Funded Advance SPEs	Mortgage Loans SPE	Total

Match funded advances	$6,343,397	$—	$6,343,397
Loans held for investment	—	552,644	552,644
Related party receivables (1)	56,655	—	56,655
Other assets (2)	120,980	61,662	182,642
Total assets	$6,521,032	$614,306	$7,135,338

Match funded liabilities	$5,775,180	$—	$5,775,180
Other borrowings(3)	—	472,734	472,734
Other liabilities	4,525	1,220	5,745
Total liabilities	$5,779,705	$473,954	$6,253,659

At December 31, 2013	Match Funded Advance SPEs	Mortgage Loans SPE	Total

Match funded advances	$6,387,781	$—	$6,387,781
Loans held for investment	—	—	—
Related party receivables (1)	60,239	—	60,239
Other assets (2)	119,902	—	119,902
Total assets	$6,567,922	$—	$6,567,922

Match funded liabilities	$5,715,622	$—	$5,715,622
Other borrowings(3)	—	—	—
Other liabilities	4,673	—	4,673
Total liabilities	$5,720,295	$—	$5,720,295

(1)
Related party receivables principally includes Match funded advance collections that were in-transit to pay down our Match funded liabilities as of each presented period. See Note 14 for more information about our Related party receivables.

(2)	Other assets principally include debt service accounts, debt issuance costs and advances we financed as part of the GNMA EBO Transaction. See Note 5 for more information about our Other assets.

(3)	Other borrowings include the carrying value of our Mortgage Loan Facility. See Note 7 for more information about our Other borrowings.

Loans Held for Investment and Related Accrued Income

We account for our GNMA EBO loans under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. In accordance with ASC 310-20 30-5, these loans are recorded at the UPB plus a purchase premium which is the amount we paid to purchase these loans. The purchase premium is amortized into interest income using the interest method of accounting. These loans are FHA insured, making the collectability of the entire Loans held for investment balance reasonably assured. We evaluate whether all contractual payments will be collected as scheduled according to contractual terms. We incorporate the probable recovery of such payments due to FHA insurance in this analysis. Our Loans held for investment related to GNMA EBO loans are our only class of mortgage loans held for investment, and we evaluate these loans on a periodic basis to ensure a carrying value of the lower of cost or fair value. We had no loan impairments as of and for the period ended March 31, 2014.

We accrue interest income on our GNMA EBO loans at the note rate specific to each individual GNMA EBO loan. We allow for doubtful receivables if we have concerns about the collectability of all or a portion of our accrued income. As of and for the period ended March 31, 2014, we did not have an allowance for accrued interest income related to our GNMA EBO loans. We periodically evaluate whether our GNMA EBO loans should be placed on non-accrual status. All of our GNMA EBO loans remained on accrual status for the period ended March 31, 2014.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) ASU 2013-11. This ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit exists. Previously, there was diversity in practice, and this ASU is expected to eliminate that diversity in practice. The amendments in this update are effective for fiscal years, and interim periods within those years ended beginning after December 15, 2013. Our adoption of this standard effective January 1, 2014, did not have a material impact on our Interim Condensed Consolidated Financial Statements.

ASU 2014-06. This ASU provides technical corrections and improvements to Accounting Standards Codification glossary terms. Our adoption of this standard, effective March 14, 2014, did not have a material impact on our Interim Condensed Consolidated Financial Statements.

Certain disclosures included in the Company’s Annual Report are not required to be included on an interim basis in the Company’s Quarterly Reports on Forms 10-Q. The Company has condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 6, 2014.

2. ASSET ACQUISITIONS

We purchased assets from Ocwen on March 3, 2014 of GNMA EBO loans with UPB of $549,411. Because these loans earn interest at a rate that is higher than current market rates, the loans were purchased at a premium to par, resulting in a total purchase price of $556,618. We amortize the purchase price premium using the interest method of accounting. The following table summarizes the transaction and reconciles the cash used to acquire the GNMA EBO loans:

GNMA EBO loans purchase price(1)	$556,618
Sources:
Cash on-hand	$83,884
SPE financing	$472,734

(1)	The cash used to purchase these assets is shown within “Purchase of loans held for investment” of the Interim Condensed Consolidated Statement of Cash Flows.

During the three months ended March 31, 2013, we executed our third flow purchase (“Flow 3”) wherein we used cash on-hand and Match funded liabilities to purchase the following:

•
the contractual right to receive the servicing fees related to mortgage servicing rights with respect to 93 pooling and servicing agreements ("PSA") with UPB of approximately $15.9 billion which we account for as Notes receivable - Rights to MSRs; and

•	the outstanding servicing advances associated with the related pooling and servicing agreements.

The following table summarizes the purchase price of the assets we acquired from Ocwen during the three months ended March 31, 2013 and reconciles the cash used to acquire such assets:

Notes receivable – Rights to MSRs	$100,707
Match funded advances (1)	$703,206
Purchase price, as adjusted	$803,913
Post-closing adjustments	$10,406
Total cash used	$814,319
Sources:
Cash on-hand	$153,142
Match funded liabilities	$661,177

(1)
The cash used to purchase these assets is shown within the “Acquisition of advances in connection with the purchase of residential mortgage assets” of the Interim Condensed Consolidated Statement of Cash Flows.

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

We describe the methodologies that we use and key assumptions that we make to assess the fair value of instruments in more detail below:

Notes Receivable – Rights to MSRs

We established the value of the Notes receivable – Rights to MSRs based on an appraisal prepared with the assistance of an independent valuation firm. This appraisal is prepared on a quarterly basis. Significant inputs into the valuation include the following:

•	Discount rates reflecting the risk of earning the future income streams from the Notes receivable – Rights to MSRs ranging from 15% to 22%;

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR plus 3.50%;

•	Mortgage loan prepayment projections ranging from 12% to 28% of the related mortgage lifetime projected prepayment rate; and

•	Delinquency rate projections ranging from 15% to 35% of the aggregate unpaid balance of the underlying mortgage loans.

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

Derivative Financial Instruments

Our derivatives are not exchange-traded, and therefore quoted market prices or other observable inputs are not available. The fair value of our interest rate swap agreements is based on certain information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. We have not adjusted the information obtained from the third-party pricing sources; however, we review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period, and other indicators that the information may not be accurate. We determined that potential credit and counterparty risks had an immaterial impact on the valuation of our derivatives. See Note 9 for additional information on our derivative financial instruments.

The following tables present reconciliations of the fair value and changes in fair value of our Level 3 assets and liabilities which we measure at fair value on a recurring basis:

At March 31, 2014:	Fair value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$634,399	$—	$—	$634,399
Derivative financial instruments	3,523	—	—	3,523
Total assets	$637,922	$—	$—	$637,922
Liabilities:
Derivative financial instruments	$444	$—	$—	$444
Total liabilities	$444	$—	$—	$444

At December 31, 2013:	Fair value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$651,060	$—	$—	$651,060
Derivative financial instruments	3,835	—	—	3,835
Total assets	$654,895	$—	$—	$654,895
Liabilities:
Derivative financial instruments	$529	$—	$—	$529
Total liabilities	$529	$—	$—	$529

	2014		2013
For the three months ended March 31,	Notes receivable – Rights to MSRs	Derivative Financial Instruments	Notes receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$651,060	$3,306	$303,705	$(1,076)
Purchases and reductions:
Purchases	—	—	100,707	—
Reductions	(16,661)	—	(10,636)	—
	$(16,661)	$—	$90,071	$—
Changes in fair value :
Included in net income	—	—	—	—
Included in other comprehensive income (1)	—	(227)	—	13
	—	(227)	—	13
Transfers in or out of Level 3	—	—	—	—
Ending balance	$634,399	$3,079	$393,776	$(1,063)

(1)	These pre-tax gains (losses) are attributable to derivatives still held at March 31, 2014 and March 31, 2013, respectively.

The following table shows the effect on the fair value of the Notes receivable – Rights to MSRs assuming adverse changes to certain key assumptions used in valuing these assets at March 31, 2014 and December 31, 2013:

	Discount Rate	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	10% adverse change	10% adverse change
At March 31, 2014:
Notes receivable – Rights to MSRs	$(12,868)	$(21,578)	$(71,391)

	Discount Rate	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	10% adverse change	10% adverse change
At December 31, 2013:
Notes receivable – Rights to MSRs	$(13,343)	$(23,152)	$(74,539)

This sensitivity analysis above assumes a change is made to one key input, while holding all other inputs constant. As many of these inputs are correlated, a change in one input will likely impact other inputs which would ultimately impact the overall valuation.

The following table provides additional quantitative information on our significant inputs used for valuing our Notes receivable – Rights to MSRs as of March 31, 2014 and December 31, 2013, respectively:

At March 31, 2014:

Asset	Unobservable Input	Low	High	Weighted Average
Notes receivable – Rights to MSRs	Discount Rate	15%	22%	19%
	Prepayment Speeds	12%	28%	18%
	Delinquency Rates	15%	35%	24%

At December 31, 2013:

Asset	Unobservable Input	Low	High	Weighted Average
Notes receivable – Rights to MSRs	Discount Rate	15%	22%	20%
	Prepayment Speeds	12%	28%	19%
	Delinquency Rates	15%	35%	25%

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value at the dates indicated:

	March 31, 2014	March 31, 2014	December 31, 2013	December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Match funded advances	$6,343,397	$6,343,397	$6,387,781	$6,387,781
Loans held for investment	552,644	552,644	—	—
Total financial assets	$6,896,041	$6,896,041	$6,387,781	$6,387,781
Financial liabilities:
Match funded liabilities	$5,775,180	$5,770,270	$5,715,622	$5,700,934
Other borrowings	815,431	817,144	343,386	346,391
Total financial liabilities	$6,590,611	$6,587,414	$6,059,008	$6,047,325

Match Funded Advances

The carrying value of our Match funded advances approximates fair value. This is because our Match funded advances have no stated maturity, generally are realized within a relatively short period of time and do not bear interest. The fair value measurements for Match funded advances are categorized as Level 3.

Loans Held for Investment

Loans held for investment relate to our GNMA EBO loans. The fair value estimate of these loans was determined by using an internal discounted cash flow model. The fair value measurements for Loans held for investment are categorized as Level 3.

Match Funded Liabilities

Match funded liabilities include various series of term notes, variable funding notes and other fixed rate liabilities. The fair value estimate of the Company’s term notes and other fixed rate liabilities was determined by using broker quotes. We concluded that no adjustments were required to the quoted prices. The level of trading, both in number of trades and amount of term notes traded, is at a level that the Company believes market quotes to be a reasonable representation of the current fair market value of the term notes. All other Match funded liabilities are short term in nature and the carrying value generally approximates the fair value. The fair value measurements for Match funded liabilities are categorized as Level 3.

Other Borrowings

Other borrowings include a senior secured term loan facility and Mortgage Loan Facility. The fair value estimate of the senior secured term loan facility was determined by using broker quotes. We concluded that no adjustments were required to the quoted price. Trading is at a level that the Company believes market quotes to be a reasonable representation of the current fair market value of this facility. The Mortgage Loan Facility is short term in nature and the carrying value generally approximates the fair value. The fair value measurements for both facilities are categorized as Level 3.

4. MATCH FUNDED ADVANCES

Match funded advances on residential loans we service for others are comprised of the following at the dates indicated:

	March 31, 2014	December 31, 2013
Principal and interest advances	$2,724,333	$2,632,092
Taxes and insurance advances	2,665,270	2,723,390
Corporate advances	953,794	1,032,299
	$6,343,397	$6,387,781

5. OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	March 31, 2014	December 31, 2013
Debt service accounts (1)	$106,987	$103,910
Debt issuance costs (2)	22,669	21,165
Accrued interest income (3)	2,255	—
Interest-earning collateral deposits (4)	1,075	1,075
Derivative financial instruments (5)	3,523	3,835
Advance financing receivables (6)	55,702	—
Other	558	168
	$192,769	$130,153

(1)
Under our advance funding facilities, we are contractually required to remit collections on Match funded advances to the trustee within two days of receipt. We do not use the collected funds to reduce the related Match funded liabilities until the payment dates specified in the indenture. The balance also includes amounts that we set aside to provide for possible shortfalls in the funds available to pay certain expenses and interest. Lastly, this balance includes collections on our Loans held for investment of $3,526 which will be used to pay down a portion of the Mortgage Loan Facility balance on the first funding date following quarter end.

(2)	Costs relate to Match funded liabilities and Other borrowings. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

(3)
Represents accrued interest income on our GNMA EBO loans and interest earned on our financing of GNMA EBO advances. The GNMA EBO loans remain on accrual status as collection is reasonably assured. GNMA EBO advance financing interest income is settled on a monthly basis.

(4)	Represents cash collateral held by our counterparty as part of our interest rate swap agreements.

(5)	See Notes 3 and 9 for more information regarding our use of derivatives.

(6)
We provided financing to Ocwen for GNMA EBO advances as part of the GNMA EBO Transaction. We accounted for this transaction as a financing and receive interest income at a rate of 1- Month LIBOR plus 450 bps.

6. MATCH FUNDED LIABILITIES

Match funded liabilities are comprised of the following at the dates indicated:

					Balance Outstanding
Borrowing Type(1)	Interest Rate (2)	Maturity (3)	Amortization Date (3)	Unused Borrowing Capacity (4)	March 31, 2014 (5)	December 31, 2013
Series 2012 T2 Term Notes	199 – 494 bps	Oct. 2045	Oct. 2015	$—	$450,000	$450,000
Series 2013 T1 Term Notes	90 – 249 bps	Jan. 2044	Jan. 2014	—	—	650,000
Series 2013 T1 Term Notes	150 – 323 bps	Jan. 2046	Jan. 2016	—	350,000	350,000
Series 2013 T1 Term Notes	229 – 446 bps	Jan. 2048	Jan. 2018	—	150,000	150,000
Series 2013 T2 Term Notes	115 – 239 bps	May 2044	May 2015	—	375,000	375,000
Series 2013 T3 Term Notes	179 – 313 bps	May 2046	May 2017	—	475,000	475,000
Series 2013 T4 Term Notes	118 – 232 bps	Aug. 2044	Aug. 2014	—	200,000	200,000
Series 2013 T5 Term Notes	198 – 331 bps	Aug. 2046	Aug. 2016	—	200,000	200,000
Series 2013 T6 Term Notes	129 – 223 bps	Sep. 2044	Sep. 2014	—	350,000	350,000
Series 2013 T7 Term Notes	198 – 302 bps	Nov. 2046	Nov. 2016	—	300,000	300,000
Series 2014 T1 Term Notes	124 – 229 bps	Jan. 2045	Jan. 2015	—	600,000	—
Series 2014 T2 Term Notes	222 – 311 bps	Jan. 2047	Jan. 2017	—	200,000	—
Series 2012 VF 1 Notes	1-Month LIBOR + 110 – 340 bps	Aug. 2044	Aug. 2014	255,524	444,476	469,050
Series 2012 VF 2 Notes	1-Month LIBOR + 110 – 340 bps	Aug. 2044	Aug. 2014	255,524	444,476	469,050
Series 2012 VF 3 Notes	1-Month LIBOR + 110 – 340 bps	Aug. 2044	Aug. 2014	255,524	444,476	469,050
Series 2013 VF 1 Notes (6)	1-Month LIBOR + 150 - 245 bps	Feb. 2045	Feb. 2015	51,748	498,252	514,972
Class A Term Money Market Fund Note (7)	1-Month LIBOR + 20 bps	Sep. 2014	Jan. 2014	—	176,667	265,000
Class A Draw Money Market Fund Note (7)	1-Month LIBOR + 110 bps	Sep. 2044	Sep. 2014	—	88,333	—
Class B Term Money Market Fund Note	275 bps	Sep. 2044	Sep. 2014	—	28,500	28,500
				$818,320	$5,775,180	$5,715,622

(1)	Each term note and variable funding note issuance has four classes, an A, B, C, and D class.

(2)	The weighted average interest rate at March 31, 2014 was 1.68%. We pay interest monthly.

(3)
The amortization date is the date on which the revolving period ends under each Advance Facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the due date for all outstanding balances. After the amortization date, all collections that represent the repayment of Match funded advances pledged to the facilities must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.

(4)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions. We pay a 0.50% or 0.625% fee on the unused borrowing capacity which varies by facility.

(5)	On January 17, 2014, we completed the issuance of $600,000 of one-year and $200,000 of three-years term notes.

(6)
These Variable Funding Notes were amended on February 14, 2014, to extend the amortization and maturity dates by a year and to reduce the interest rate spreads compared to December 31, 2013. Variable Funding Note balances fluctuate based on Match funded advance activity and our ability to issue fixed rate term notes.

(7)
The Class A Term Money Market Fund Note and Class A Draw Money Market Fund Note have a combined maximum borrowing capacity of $265,000. By design, the Class A Term Money Market Fund Note balance is reduced at scheduled times and there is an equally offsetting increase to the Class A Draw Money Market Fund Note. The combined balance of these notes was equal to $265,000 at March 31, 2014 and December 31, 2013. The amortization date for the Class A Term Money Market Fund Note represents the commencement date for scheduled repayments.

Analysis of Borrowing by Expected Maturity (1):

Year of Expected Maturity Date	As of March 31, 2014
2014	$2,176,928
2015	1,923,252
2016	850,000
2017	675,000
2018 and thereafter	150,000
Total	$5,775,180

(1)	The expected maturity date is the date on which the revolving period ends under each Advance Facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.

7. OTHER BORROWINGS

Other borrowings consisted of the following at the dates indicated:

	March 31, 2014	December 31, 2013
Senior secured term loan facility (1)	$342,697	$343,386
Mortgage Loan Facility (2)	472,734	—
	$815,431	$343,386

(1)
On June 27, 2013, we entered into a $350,000 senior secured term loan facility which was issued at a discount to par. The senior secured term loan facility has a maturity date of June 27, 2020 and an interest rate of 1-Month LIBOR plus 350 bps, with a 1.00% LIBOR floor. As of March 31, 2014, the interest rate on our senior secured term loan facility was 4.50%.

(2)
On March 3, 2014, we entered into a Mortgage Loan Facility to finance the purchase of our GNMA EBO loans. The facility has a maturity date of March 2, 2015 and an interest rate of 1- Month LIBOR plus 305 bps. The Mortgage Loan Facility has maximum borrowing capacity of $600,000, $127,266 of which was unused as of March 31, 2014.

The weighted average interest rate for our Other borrowings was 3.75% as of March 31, 2014.

Analysis of Other Borrowing by Expected Repayment Date (1):

Year of Expected Payment Date	As of March 31, 2014
2014	$2,625
2015	476,234
2016	3,500
2017	3,500
2018 and thereafter	334,250
Total	$820,109

(1)	The Mortgage Loan Facility expected payment date is based on the current outstanding balance and maturity date of the facility.

8. ORDINARY SHARES

Increases in the number of ordinary shares issued during the three months ended March 31, 2014 and March 31, 2013 are represented in the table below:

	2014	2013
Ordinary shares issued - beginning balance	71,016,771	55,884,718
Issuance of new ordinary shares	—	970,578
Ordinary shares issued – ending balance	71,016,771	56,855,296

On January 22, 2013, the underwriters exercised a portion of their over-allotment option from our December 24, 2012 offering of ordinary shares in the amount of 970,578 ordinary shares. We received net proceeds of $17,633 from the over-allotment exercise.

9. DERIVATIVE FINANCIAL INSTRUMENTS

We are party to interest rate swap agreements that we recognize on our Interim Condensed Consolidated Balance Sheet at fair value within Other assets and Other liabilities. On the date we entered into the interest rate swap agreements, we designated and documented them as hedges of the variable cash flows payable for floating rate interest expense on our borrowings (cash flow hedge). To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the hedged exposure. In addition, the documentation must include the risk management objective and strategy. On a quarterly basis we assess and document the derivatives’ effectiveness and expected effectiveness in offsetting the changes in the fair value or the cash flows of the hedged items. To assess effectiveness, we use statistical methods, such as regression analysis, as well as nonstatistical methods including dollar-offset analysis. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in other comprehensive income. We subsequently reclassify these changes in estimated fair value to net income in the same period that the hedged transaction affects earnings and in the same financial statement category as the hedged item.

If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, we reclassify related amounts in AOCI into earnings in the same period during which the cash flows that were hedged affect earnings. In a period where we determine that it is probable that a hedged forecasted transaction will not occur, such as variable-rate interest payments on debt that has been repaid in advance, any related amounts in AOCI are reclassified into earnings in that period.

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

Interest Rate Management

We executed a hedging strategy designed to mitigate the impact of changes in variable interest rates on the excess of interest rate sensitive liabilities over interest rate sensitive assets. We entered into interest rate swaps to hedge against the effects of a change in 1-Month LIBOR.

The following tables provide information about our interest rate swaps at March 31, 2014 and December 31, 2013, respectively:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges(2),(3):
Hedge the effects of changes in 1-Month LIBOR	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	Other assets	$141,049	$1,079
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2016	December 2017	1.3975%	1-Month LIBOR	Other assets	338,009	2,444
Total asset derivatives designated as hedges as of March 31, 2014							$479,058	$3,523
Total asset derivatives as of March 31, 2014							$479,058	$3,523

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges(2),(3):
Hedge the effects of changes in 1-Month LIBOR	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	Other liabilities	$96,927	$343
Hedge the effects of changes in 1-Month LIBOR	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	Other liabilities	25,225	15
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2014	July 2014	0.3375%	1-Month LIBOR	Other liabilities	207,048	86
Total liability derivatives designated as hedges as of March 31, 2014							$329,200	$444
Total liability derivatives as of March 31, 2014							$329,200	$444

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges(3):
Hedge the effects of changes in 1-Month LIBOR	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	Other assets	$177,056	$1,084
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2016	December 2017	1.3975%	1-Month LIBOR	Other assets	338,009	2,751
Total asset derivatives designated as hedges as of December 31, 2013							$515,065	$3,835
Total asset derivatives as of December 31, 2013							$515,065	$3,835

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges(3):
Hedge the effects of changes in 1-Month LIBOR	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	Other liabilities	$102,522	$364
Hedge the effects of changes in 1-Month LIBOR	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	Other liabilities	28,565	25
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2014	July 2014	0.3375%	1-Month LIBOR	Other liabilities	307,043	140
Total liability derivatives designated as hedges as of December 31, 2013							$438,130	$529
Total liability derivatives as of December 31, 2013							$438,130	$529

(1)	The effective date of the swap is the date from which monthly net settlements begin to be computed.

(2)	Projected net settlements for the next twelve months total approximately $1,033 of payments to the counterparty.

(3)
There was an unrealized pre-tax loss of $227 related to our interest rate swaps included in AOCI for the three months ended March 31, 2014, and an unrealized pre-tax gain of $13 related to our interest rate swaps included in AOCI for the three months ended March 31, 2013. Given the current and expected effectiveness of our hedging arrangements, we do not expect any reclassifications from AOCI into earnings associated with hedging ineffectiveness related to these hedging arrangements during the next twelve months.

The following table summarizes our use of derivatives during the three months ended March 31:

	2014	2013
Notional balance at beginning of period	$953,195	$414,631
Additions	—	645,052
Maturities	—	—
Terminations	—	—
Amortization	144,937	33,631
Notional balance at end of period	$808,258	$1,026,052

We recognize the right to reclaim cash collateral or the obligation to return cash collateral as part of our hedge agreements. At March 31, 2014, we have the right to reclaim cash collateral of $1,075 and are obligated to return cash collateral of $3,510 as part of our hedge agreements. At December 31, 2013, we had the right to reclaim cash collateral of $1,075 and are obligated to return cash collateral of $3,500 as part of our hedge agreements.

10. INTEREST INCOME

Interest Income – Notes Receivable – Rights to MSRs

Our primary source of revenue is the fees we are entitled to receive in connection with the servicing of mortgage loans. We account for these fees as interest income.

The following table shows how we calculated Interest income - notes receivable – Rights to MSRs for the three months ended March 31:

	Three Months
	2014	2013
Servicing fees collected	$189,157	$102,258
Subservicing fee payable to Ocwen	90,644	47,052
Net servicing fees retained by HLSS	98,513	55,206
Reduction in Notes receivable – Rights to MSRs	16,661	10,636
	$81,852	$44,570

Interest Income – Other

Additional sources of revenue for us are the interest we earn on our GNMA EBO loans, financing of GNMA EBO advances, operating bank accounts and the custodial account balances related to the mortgage loans serviced which are not included in our Interim Condensed Consolidated Balance Sheets. The following table shows our Interest income – other in more detail for the three months ended March 31:

	Three Months
	2014	2013
Loan interest(1)	$1,784	$—
Advance financing interest(2)	202	—
Bank account interest	975	102
	$2,961	$102

(1)	Represents interest earned at the stated note rate on each individual GNMA EBO loan, net of the amortization of the purchase premium on our GNMA EBO loans using the interest method of accounting.

(2)	Represents interest earned on advance financing we provided to Ocwen in connection with their role as a servicer of agency loans.

11. INTEREST EXPENSE

The following table presents the components of Interest expense for the three months ended March 31:

	Three Months
	2014	2013
Match funded liabilities	$26,830	$14,781
Other borrowings	5,323	—
Amortization of debt issuance costs	4,962	3,106
Interest rate swaps	396	355
	$37,511	$18,242

12. INCOME TAXES

Income taxes were provided for based upon the tax laws and rates in countries in which we conduct operations and earn related income. Our effective tax rate for the three months ended March 31, 2014 and 2013 was 0.0% and 0.1%. We are a Cayman Islands exempted company, and the Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of March 31, 2014, the Company did not have any unrecognized tax benefits related to the current period or any previous period. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the period or in previous periods.

13. BUSINESS SEGMENT REPORTING

Our business strategy focuses on acquiring residential mortgage assets consisting of mortgage servicing rights, rights to fees and mortgage loans. As of March 31, 2014, we operate a single reportable business segment that holds residential mortgage assets.

14. RELATED PARTY TRANSACTIONS

We entered into various agreements with Ocwen and Altisource Portfolio Solutions, S.A. (“Altisource”) in connection with our Initial Public Offering on March 5, 2012. William C. Erbey, our founder and the Chairman of our Board of Directors, is also the Chairman of the Board of Directors of Ocwen and Altisource.

As the named servicer, Ocwen remains obligated to perform as servicer under the related PSAs, and we are required to pay Ocwen a monthly fee for the servicing activities it performs. We are also required to purchase any servicing advances that Ocwen is required to make pursuant to such PSAs.

In addition to the acquisition of residential mortgage assets described in Note 2, the following table summarizes our transactions with Ocwen for the three months ended March 31:

	Three Months
	2014	2013
Servicing fees collected	$189,157	$102,258
Subservicing fee payable to Ocwen	90,644	47,052
Net servicing fees retained by HLSS	98,513	55,206
Reduction in Notes receivable – Rights to MSRs	16,661	10,636
	$81,852	$44,570

Servicing advances purchased from Ocwen in the ordinary course of business	$3,503,375	$695,105

At March 31, 2014, Ocwen owed us $8,087 for servicing fees collected but not remitted to us, and we owed Ocwen $3,738 for the subservicing fee earned by Ocwen in March 2014. Ocwen owed us $2,053 for accrued GNMA EBO loan interest income and $202 for accrued advance financing interest income as of March 31, 2014. During the three months ended March 31, 2014 and 2013, we earned interest income of $1,986 and $0 as a result of the GNMA EBO Transaction with Ocwen. Lastly, our Notes receivable – Rights to MSRs resulted from transactions with Ocwen.

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

At March 31, 2014, Ocwen owed us $1,284 for professional services provided pursuant to the Professional Services Agreement. During the three months ended March 31, 2014 and 2013 we earned fees of $628 and $407, for services provided to Ocwen pursuant to the Professional Services Agreement. Additionally, during the three months ended March 31, 2014 and 2013 we incurred fees of $154 and $30 for services received from Ocwen pursuant to the Professional Services Agreement.

Altisource Administrative Services Agreement

We have an administrative services agreement with Altisource (“Altisource Administrative Services Agreement”) that requires Altisource to provide certain administrative services to us with pricing terms intended to reflect market rates. Services provided to us under this agreement include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The services Altisource provides to us under this agreement are on an as-needed basis, and the fees we pay Altisource are based on the actual costs incurred by them plus an additional markup of 15%. During the three months ended March 31, 2014 and March 31, 2013, we incurred fees of $218 and $196 for services provided to us pursuant to the Altisource Administrative Services Agreement.

Receivables from and Payables to Related Parties

The following table summarizes amounts receivable from and payable to related parties at the dates indicated:

	March 31, 2014	December 31, 2013
Servicing fees collected (1)	$8,087	$8,482
Professional services (2)	1,284	655
Advance collections (3)	56,655	60,239
Other	1,573	673
Receivables from Ocwen	$67,599	$70,049

Subservicing fees payable (4)	$3,738	$8,114
Professional services (2)	508	354
Other	3,621	2,181
Payables to Ocwen	$7,867	$10,649

Payables to Altisource	$18	$83

(1)
Ocwen is required to remit to us servicing fees it collects on our behalf within two business days. The amount due from Ocwen at March 31, 2014, represents servicing fees collected but not remitted at the end of the month. We record servicing fees we collect less the subservicing fee we pay to Ocwen less the reduction in Notes receivable – Rights to MSRs as Interest income as shown in Note 10.

(2)	The respective amounts are for professional services provided that were receivable as of the dates indicated.

(3)
Upon collection, Ocwen is contractually obligated to remit Match funded advance collections to pay down our Match funded liabilities. This receivable represents the portion of Match funded advance collections that were in-transit to pay down our Match funded liabilities as of the dates indicated.

(4)	The base fee and performance fee, if any, that comprise the subservicing fees payable are calculated and paid to Ocwen within three business days following the end of the month.

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

16. SUBSEQUENT EVENTS

Subsequent to our balance sheet date of March 31, 2014:

•	On April 10, 2014, we paid cash dividends of $10,653 or $0.15 per ordinary share; and

•	On April 17, 2014, we declared a monthly dividend of $0.16 per ordinary share with respect to April, May and June 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands unless otherwise stated, except share data)

FORWARD-LOOKING STATEMENTS

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

•
The performance of Ocwen as mortgage servicer and our ability to make acquisitions of mortgage servicing rights and the related servicing advances (“Mortgage Servicing Assets”) on terms consistent with our business and economic model;

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

All forward-looking statements are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Important factors that could cause or contribute to such difference include those risks specific to our business detailed within this report and our other reports and filings with the SEC including our Form 10-K dated February 6, 2014. You should not place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to update or revise forward-looking statements¸ whether as a result of new information, future events or otherwise. You should carefully consider the risk factors described under the heading “Risk Factors” within our Form 10-K dated February 6, 2014 and Part II, Item 1A, “Risk Factors".

INTRODUCTION

The following discussion of our results of operations and changes in financial condition and liquidity should be read in conjunction with our Interim Condensed Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-Q and within our Form 10-K dated February 6, 2014.

OVERVIEW

Strategic Priorities

Now in our third year of operations, we intend to continue to execute upon our chief objective which is to acquire residential mortgage assets. During the past quarter, we expanded our residential mortgage asset portfolio by completing our first acquisition of GNMA EBO loans from Ocwen.

We intend to continue to acquire additional residential mortgage assets in two ways:

•
In order to remain fully invested and to offset the impact of prepayments in our servicing portfolio, we expect to continue to utilize cash flow from operations in excess of our dividend to purchase residential mortgage assets that have low credit or valuation risk; and

•
We may issue additional debt or equity to allow us to execute larger purchases of residential mortgage assets. These purchases will be subject to market conditions and will likely require that additional financing capacity be arranged.

We may explore other residential mortgage opportunities with characteristics similar to our current residential mortgage asset portfolio, including stable net asset value, low credit risk and attractive, risk adjusted yield such as the following:

•	Agency servicing advances;

•	Mortgage servicing rights on newly originated non-agency loans; and

•	Warehouse financing on newly originated agency loans.
Ocwen stated that it has servicing assets with approximately $65 billion of UPB that are similar to the assets that HLSS currently holds. Based on our estimates of prepayment speeds, we believe that we can maintain our servicing portfolio for approximately two years by purchasing these assets from Ocwen. Although we cannot guarantee that future transactions will occur, we believe that Ocwen perceives that it has benefited from such transactions and will, therefore, continue to sell mortgage servicing assets to us in this manner.

Our results for the three months ended ended March 31 are discussed in more detail below.

Changes in Results of Operations Summary

The following table summarizes our condensed consolidated operating results for the three months ended March 31:

	Three Months
	2014	2013
Revenue	$85,441	$45,079
Operating expenses	4,256	2,037
Income from operations	81,185	43,042
Interest expense	37,511	18,242
Income before income taxes	43,674	24,800
Income tax expense	—	12
Net income	$43,674	$24,788

Three Months Ended March 2014 versus 2013. Revenue primarily includes interest income recorded on Notes receivable – Rights to MSRs using the interest method. Our 2014 Interest income exceeds 2013 Interest income because our average UPB for the three months ended March 31, 2014 and 2013 was $177.9 billion and $80.4 billion. In addition, lower prepayment speeds for the UPB tied to our Notes receivable – Rights to MSRs contributed to greater Interest income during 2014. Average prepayment speeds were 12.7% for the three months ended March 31, 2013 compared to 9.9% during the three months ended March 31, 2014. Lastly, the interest earned on our GNMA EBO Transaction during the three months ended March 31, 2014, contributed to the increase in interest income as it represents a new residential mortgage asset class for 2014.

Operating expenses increased period over period primarily because the scale of our business significantly increased as a result of various residential mortgage asset purchases. Operating expenses are primarily comprised of salaries and wages, Related party expenses and General and administrative expenses. Our average headcount period over period increased from fifteen to eighteen which primarily contributed to the increase in the Compensation and benefits portion of operating expenses. Related party expenses are related to the Ocwen Professional Services Agreement and the Altisource Administrative Services Agreement. The increase in Related party expenses primarily related to increased use of business strategy, tax and legal services as part of the Ocwen Professional Services Agreement. The increase in General and administrative expenses is primarily related to tax and legal expenses related to our research and pursuit of new investment opportunities and bank fees associated with our custodial accounts.

Our tax expense for both periods was largely impacted by our status as a Cayman Islands exempted company. The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation.

Summary Operating Information

We operate the business as a single reportable segment: residential mortgage assets. For purposes of our internal management reporting, we separately report the components of Interest income – notes receivable – Rights to MSRs which include Servicing fee revenue, Servicing expense and Amortization expense for MSRs. We provide a reconciliation of our reported results to our internal management reporting for the three months ended March 31, 2014 and March 31, 2013 in the following tables.

We executed our agreements with Ocwen with the intent that we would receive the total amount of the servicing fees collected and that we would pay Ocwen a subservicing fee that is determined based on its collections and advance ratio performance. We evaluate our operating performance and manage our business considering servicing fees collected and subservicing fees paid and maintain our internal management reporting on this basis. The following table presents our consolidated results of operations in accordance with GAAP reconciled to our internally reported financial results.

Our total revenue, total operating expenses and income from operations as presented in our Management Reporting shown below should be considered in addition to, and not as a substitute for total revenue, total operating expenses and income from operations determined in accordance with GAAP.

	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
For the three months ended March 31, 2014:
Revenue
Servicing fee revenue (1)	$—	$189,157	$189,157
Interest income - notes receivable – Rights to MSRs (2)	81,852	(81,852)	—
Interest income – other	2,961	—	2,961
Related party revenue	628	—	628
Total revenue	85,441	107,305	192,746
Operating expenses
Compensation and benefits	1,599	—	1,599
Servicing expense (3)	—	90,644	90,644
Amortization of MSRs (4)	—	16,661	16,661
Related party expenses	372	—	372
General and administrative expenses	2,285	—	2,285
Total operating expenses	4,256	107,305	111,561
Income from operations	$81,185	$—	$81,185

	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
For the three months ended March 31, 2013:
Revenue
Servicing fee revenue (1)	$—	$102,258	$102,258
Interest income - notes receivable – Rights to MSRs (2)	44,570	(44,570)	—
Interest income – other	102	—	102
Related party revenue	407	—	407
Total revenue	45,079	57,688	102,767
Operating expenses
Compensation and benefits	1,166	—	1,166
Servicing expense (3)	—	47,052	47,052
Amortization of MSRs (4)	—	10,636	10,636
Related party expenses	226	—	226
General and administrative expenses	645	—	645
Total operating expenses	2,037	57,688	59,725
Income from operations	$43,042	$—	$43,042

(1)	Servicing fee revenue reflects servicing fees received under our agreements with Ocwen.

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

Three months ended March 2014 versus 2013. Servicing fee revenue increased period over period because we owned the servicing rights for significantly greater average UPB during 2014. Servicing fee revenue is a function of principal and interest collected during the period and the contractual servicing fee rate. Average UPB for the three months ended March 31, 2014 and 2013 was $177.9 billion and $80.4 billion.

The servicing expense paid to Ocwen during the three months ended March 31, 2014 included $22,699 for the base fee and $67,945 in incentive fees. The servicing expense paid to Ocwen during the comparable 2013 period included $12,271 for the base fee and $34,781 in incentive fees. The difference is primarily attributable to increased average UPB period over period. Amortization of MSRs relates to reduction in UPB due to portfolio run-off and is greater during 2014 due to larger average UPB, and there was no fair value adjustment to the Notes receivable - Rights to MSRs valuation during either period.

The following table provides selected portfolio statistics as of March 31 (1):

(in thousands, except for loan count data)	2014	2013	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (2)	$141,325,033	$71,068,116	99%
Non-performing loans	31,075,264	19,548,192	59%
Non-performing real estate	3,366,449	1,904,520	77%
Total residential assets serviced	175,766,746	92,520,828	90%

Percent of total UPB:
Non-performing residential assets serviced	19.6%	23.2%	-16%

Number of:
Performing loans (1)	946,997	514,891	84%
Non-performing loans	156,963	98,408	60%
Non-performing real estate	18,445	10,560	75%
Total number of residential assets serviced	1,122,405	623,859	80%

Percent of total number:
Non-performing residential assets serviced	15.6%	17.5%	-11%

(1)	This table only includes the UPB related to our Notes receivable - Rights to MSRs.

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

The following table provides selected portfolio statistics for the three months ended March 31:

(in thousands, except for loan count data)	2014	2013	% Change
Average residential assets serviced	$177,977,591	$80,444,886	121%
Prepayment speed (average CPR)	9.9%	12.7%	-22%
Average number of residential assets serviced	1,133,082	556,937	103%

The following tables provide information regarding changes in our portfolio of residential assets serviced for the three months ended March 31:

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at December 31, 2013	$180,403,208	1,148,193
Additions	—	—
Runoff	(4,636,462)	(25,788)
Servicing portfolio at March 31, 2014	$175,766,746	1,122,405

(in thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at December 31, 2012	$79,360,874	549,949
Additions	15,922,650	87,442
Runoff	(2,762,696)	(13,532)
Servicing portfolio at March 31, 2013	$92,520,828	623,859

As of March 31, 2014, the balance of deferred servicing fees related to delinquent borrower payments was $455.4 million compared to $470.3 million at December 31, 2013.

Change in Financial Condition Summary

The overall increase in total assets of $539,789 and total liabilities of $528,222 during the three months ended March 31, 2014 primarily resulted from:

•	The completion of a GNMA EBO loan purchase from Ocwen totaling $556,618;

•	The creation of a new Mortgage Loan Facility which increased total liabilities by $472,734;

•	An advance financing receivable related to the GNMA EBO Transaction of $55,702; and

•	Advance facilities activity: we received $44,384 in Match funded advance remittances and had net proceeds of $59,558 from Match funded liabilities.

Our assets at March 31, 2014, include Notes receivable – Rights to MSRs which had a balance of $634,399 representing 8.1% of total assets at March 31, 2014. Notes receivable – Rights to MSRs are carried at fair value which is determined based on an appraisal prepared with the assistance of an independent valuation firm and requires the use of significant unobservable inputs. The most significant assumptions used in the appraisal are:

•	Discount rates reflecting the risk of earning the future income streams ranging from 15% to 22%;

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR plus 3.50%;

•	Mortgage loan prepayment projections ranging from 12% to 28% of the related mortgage lifetime projected prepayment rate; and

•	Delinquency rate projections ranging from 15% to 35% of the aggregate unpaid balance of the underlying mortgage loans.

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

Total equity amounted to $1,245,305 at March 31, 2014 as compared to $1,233,738 at December 31, 2013. This increase of $11,567 is primarily due to net income of $43,674, offset by dividends declared of $31,958. In addition, we recorded $149 of unrealized losses (net of tax) on interest rate swaps that we designated as cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of March 31, 2014, as measured by cash and available credit, was $101,742, a decrease of $59,231 from December 31, 2013. At March 31, 2014, our cash position was $75,920 compared to $87,896 at December 31, 2013, and we had $25,822 of fully collateralized available credit on our advance financing facilities which we deem to be similar to cash. We did not draw on this available credit to minimize interest expense during the current period. Regarding the investment of cash, our investment policies emphasize principal preservation and availability by limiting the investment to demand deposit accounts.

Investment policy and funding strategy. Our primary sources of funds for near-term liquidity are:

•	Interest income - notes receivable - Rights to MSRs;

•	Proceeds from liquidation of GNMA EBO loans; and

•	Proceeds from Match funded liabilities.

Potential long-term sources of liquidity include proceeds from the issuance of debt or equity.

Our primary uses of funds are:

•	Payments for advances in excess of collections on our existing servicing portfolio;

•	Payments of interest and operating costs;

•	Purchases of residential mortgage assets; and

•	Repayments of borrowings.

In managing our liquidity position, our primary focus is on maintaining sufficient cash and unused borrowing capacity to meet our advancing obligations, pay expenses and purchase additional residential mortgage assets. We regularly monitor and project our cash position and borrowing capacity and consider this in sizing asset purchases.

At March 31, 2014, $818,320 of our total maximum borrowing capacity on our advance facilities remained unused. We maintain unused borrowing capacity for three reasons:

•	As a protection should advances increase due to increased delinquencies;

•	As a way to retire our term notes as they mature; and

•	To provide capacity for the acquisition of additional residential mortgage assets.

Outlook. We believe that our cash balance and unused advance financing capacity are sufficient to meet foreseeable requirements.

Debt and Match funded liability summary. As of March 31, 2014, we had $818,320 of unused borrowing capacity on our advance facilities. Our ability to continue to pledge collateral under our advance facilities depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing. The debt covenants for our advance facilities, senior secured term loan facility and Mortgage Loan Facility (“Facilities”) require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our Facilities. We believe we are in compliance with these covenants and do not expect them to restrict our activities.

During the current quarter, we issued two term notes with a combined balance of $800,000. In addition, we renewed our Series 2013 VF 1 Notes to reduce the cost of borrowing and extend the term by one year. We also retired term notes of $650,000. Lastly, we entered into a Mortgage Loan Facility to partially finance our purchase of GNMA EBO loans. This facility had an outstanding balance of $472,734 at March 31, 2014.

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

Cash flows for the three months ended March 31.

The following table presents a summary of our cash flows for the three months ended March 31:

	2014	2013
Net income	$43,674	$24,788
Adjustments for non-cash items	5,595	3,106
Changes in working capital amounts	37,837	339,200
Cash flows from operating activities	87,106	367,094
Cash flows from investing activities	(592,133)	(803,683)
Cash flows from financing activities	493,051	421,698
Net decrease in cash	(11,976)	(14,891)
Cash at beginning of period	87,896	76,048
Cash at end of period	$75,920	$61,157

Three months ended March 31, 2014. Our operating activities provided $87,106 of cash. Components of operating cash flows included amounts provided by a decrease in working capital accounts of $37,837 and by our Net income of $43,674, adjusted for amortization of debt issuance costs of $4,962, accretion of our original issuance discount related to our senior secured term loan facility of $185 and the amortization of our GNMA EBO loan purchase premium of $448. The primary contributors to the changes in working capital accounts were reductions in Match funded advances of $44,384 and Related party receivables of $2,450, offset by increases in debt service accounts of $3,077 and a decrease in Related party payables of $2,847. The remainder of the working capital activity relates to a net decrease in cash flows from operations due to movements in other assets and other liabilities of $3,073, primarily attributable to an increase in accrued interest income related to the GNMA EBO Transaction.

The primary driver of the decrease in Related party receivables was attributable to the change in Match funded advance collections due from Ocwen of $3,584. The decrease in Related party payables was primarily attributable to the decrease in subservicing fees payable to Ocwen of $4,376, offset by an increase in custodial fees payable to Ocwen of $1,354. The majority of our Match funded advance collections of $44,384 were immediately used to pay down our outstanding Match funded liabilities. Refer to the financing activities discussion below for more details regarding Match funded liability cash movements during the current period. Lastly, the increase in debt service accounts primarily relates to payments made to the trustees of our advance financing facilities. The trustees release these funds to pay down our Match funded liabilities on scheduled funding dates.

Our investing activities used $592,133 of cash during the three months ended March 31, 2014 which primarily related to our acquisition of GNMA EBO loans from Ocwen. We paid $556,618 to Ocwen for the GNMA EBO loans. This purchase was offset by reductions of $3,526 from the payoff of certain loans in our GNMA EBO loan portfolio. In addition, we used $55,702 of cash to finance GNMA EBO advances. Finally, we had a reduction in Notes receivable – Rights to MSRs of $16,661 resulting from runoff in the UPB of the mortgage loans serviced.

Our financing activities provided $493,051 of cash. We had net proceeds from Match funded liabilities of $59,558 during the period. We received $472,734 in proceeds from our Mortgage Loan Facility to help fund our GNMA EBO loan purchase from Ocwen. These amounts were offset by payments of debt issuance costs of $6,408 and a quarterly principal payment of $875 on our senior secured term loan facility. Additionally, we paid dividends of $31,958.

Three months ended March 31, 2013. Our operating activities provided $367,094 of cash. Components of operating cash flows included amounts provided by changes in working capital accounts of $339,200 and by our Net income of $24,788, adjusted for amortization of debt issuance costs of $3,106. The primary contributors to the change in working capital accounts were reductions in Match funded advances of $277,141, decreases in Related party receivables of $24,292 and debt service accounts of $5,498, and increases in related party payables of $32,076. The remainder of the working capital activity relates to a net increase in cash flows from operations due to movements in other assets and other liabilities of $193.

The primary driver of the change in Related party receivables was Match funded advance collections due from Ocwen of $21,265. Increases in related party payables were primarily attributable to subservicing fees payable to Ocwen of $17,056 for March 2013 subservicing activity and an amount due to Ocwen of $17,758 for advances made on our behalf at the end of March

2013. The collection of Match funded advances of $277,141 was used to pay down $231,134 of our Match funded liabilities which resulted in net cash provided of $46,007. Refer to the financing activities discussion below for more details regarding Match funded liability cash movements during the current period.

Our investing activities used $803,683 of cash during the period which primarily related to our acquisition of Rights to MSRs and related Match funded advances associated with our Flow 3 purchase from Ocwen. We paid $100,737 to Ocwen for Notes receivable – Rights to MSRs and $713,582 for Match funded advances. Finally, we had a reduction in Notes receivable – Rights to MSRs of $10,636.

Our financing activities provided $421,698 of cash. The underwriters’ exercise of their over-allotment option provided $17,633 of cash, net of offering expenses. We borrowed $661,177 on our Match funded advance financing facility related to the Flow 3 purchase from Ocwen, and overall, we had net proceeds from Match funded liabilities of $430,043 during the period. This amount was offset by payments of debt issue costs totaling $5,036. Additionally, we paid dividends equal to $20,920. Finally, we paid offering costs of $22 associated with the over-allotment exercise during the period.

DIVIDENDS

We intend to distribute approximately 90 percent of our earnings over time in the form of monthly cash dividends. During 2014, we declared the following dividends:

Record Date	Payment Date	Amount per Ordinary Share
January 31, 2014	February 10, 2014	$0.15
February 28, 2014	March 10, 2014	$0.15
March 31, 2014	April 10, 2014	$0.15
April 30, 2014	May 12, 2014	$0.16
May 30, 2014	June 10, 2014	$0.16
June 30, 2014	July 10, 2014	$0.16

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER MATTERS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include payments on our senior secured term loan facility and operating leases. The following table sets forth certain information regarding our contractual obligations as of March 31, 2014:

	Total	Less than 1 year	1 – 3 years	3 -5 years	More than 5 years
Operating leases (1)	$47	$47	$—	$—	$—
Senior secured term loan facility (2)	347,375	3,500	7,000	7,000	329,875
Total contractual cash obligations	$347,422	$3,547	$7,000	$7,000	$329,875

(1)	We sublease office space from Altisource in Atlanta, Georgia and West Palm Beach, Florida in the aggregate amount of $7 per month. The leases terminate on October 31, 2014.

(2)
Our senior secured term loan facility has an expected maturity date of June 27, 2020 and requires scheduled quarterly principal payments of $875. Any remaining principal outstanding on the senior secured term loan facility becomes due at maturity.

We exclude our Match funded liabilities from the contractual obligation table above because they represent non-recourse debt that has been collateralized by Match funded advances which are not available to satisfy general claims against HLSS. Holders of the notes issued by the SPE have no recourse against any assets other than the Match funded advances that serve as collateral for the securitized debt. In addition, we exclude the Mortgage Loan Facility from the contractual obligation table above because this facility is in a SPE, with our GNMA EBO loans serving as collateral. It is expected that the cash flows of the GNMA EBO loan collateral will satisfy the outstanding balance on the Mortgage Loan Facility, and therefore, we do not consider this outstanding balance to be a contractual obligation of HLSS.

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

Involvement with SPEs. We use SPEs in the financing of our Match funded advances and whole mortgage loans. We use securitization facilities to finance these assets. The SPEs to which these assets are transferred in these securitization transactions are included in our Interim Condensed Consolidated Financial Statements because we are the primary beneficiary of the SPEs which are also VIEs. The holders of the debt of the Match funded advance financing SPEs can look only to the assets of the SPEs for satisfaction of the debt and have no recourse against HLSS. The holders of the debt of the mortgage loans SPE have recourse against HLSS if the assets of the SPE are not able to satisfy the debt of the SPE.

VIEs. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our Interim Condensed Consolidated Financial Statements. As of March 31, 2014, all of our VIEs are fully consolidated.

Related Parties

We have entered into various agreements with Ocwen and Altisource. William C. Erbey, our founder and the Chairman of our Board of Directors, is also the Chairman of the Board of Directors of Ocwen and Altisource. We use actual costs incurred plus a 15% mark-up as a proxy for market rates.

At March 31, 2014, Ocwen owed us $1,284 for professional services provided pursuant to the Professional Services Agreement. During the three months ended March 31, 2014 and 2013 we earned fees of $628 and $407 for services provided to Ocwen pursuant to the Professional Services Agreement. Additionally, during the three months ended March 31, 2014 and 2013 we incurred expenses of $154 and $30 for services received from Ocwen pursuant to the Professional Services Agreement. Revenue and expenses from the Professional Services Agreement are included within Related party revenue and Related party expenses, respectively.

During the three months ended March 31, 2014 and 2013 we incurred expenses of $218 and $196 for services provided to us pursuant to the Altisource Administrative Services Agreement. We reported these amounts within Related party expenses for each period then ended.

CRITICAL ACCOUNTING POLICIES

There were no significant changes to the accounting policies that we believe are the most critical to an understanding of our results of operations and financial condition which are disclosed in our most recent Form 10-K for the year ended December 31, 2013.

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

Our primary strategy to manage the impact of changes in interest rates is to primarily borrow at fixed rates on the term notes in our Match funded liability structure. We also receive the floating rate interest earned on custodial account balances related to the mortgage loans serviced under our subservicing agreement with Ocwen. Further, we executed a hedging strategy aimed at mitigating the impact of changes in variable interest rates within a certain period based on the projected excess of interest rate sensitive liabilities over interest rate sensitive assets. Future variances between the projected excess of interest rate sensitive liabilities over interest rate sensitive assets and actual results could cause us to become over-hedged or under-hedged. Lastly, we are partially compensated for the cost of excess advances because the performance based incentive fee payable to Ocwen in any month will be reduced by an amount equal to 1 - Month LIBOR plus 275 bps per annum of the amount of any such excess servicing advances if the advance ratio exceeds a predetermined level for that month.

If interest rates increase by 1% on our variable-rate borrowing and interest earning account balances, we estimate a net positive impact of approximately $1,607 resulting from an increase of $10,498 in annual interest income compared to an increase of $8,891 in annual interest expense based on March 31, 2014 balances.

March 31, 2014
Variable-rate borrowings outstanding (1)	$1,648,926
Fixed-rate borrowings outstanding	3,678,500
Custodial account balances (excluded from our Interim Condensed Consolidated Balance Sheet)	973.481
Notional balance of interest rate swaps (2)	470,249

(1)
A portion of this balance is attributable to our senior secured term loan facility which has an interest rate of 1- Month LIBOR plus 3.50%, with a 1.00% LIBOR floor. We also include the outstanding balance of our Mortgage Loan Facility which has an interest rate of 1- Month LIBOR plus 3.05%. We use the Mortgage Loan Facility to finance a portion of our fixed rate Loans held for investment. Because we finance our fixed rate Loans held for investment using variable rate borrowings, we face interest rate risk related to our Loans held for investment in a rising interest rate environment. Lastly, we adjusted this balance to exclude financing of advances over the predetermined advance ratio for the month of March 2014.

(2)	Relates to the non-forward starting interest rate swaps entered into to hedge our exposure to rising interest rates on a portion of our outstanding variable-rate borrowings.

Our Interim Condensed Consolidated Balance Sheet at March 31, 2014 includes $75,920 of interest-earning cash accounts and $1,075 of interest-earning collateral accounts.
ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial

Officer concluded that as of March 31, 2014 our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to HLSS, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by HLSS in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time three months ended specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, “Interim Condensed Consolidated Financial Statements — Note 15, “Commitments and Contingencies,” for more information regarding legal proceedings.

ITEM 1A. RISK FACTORS
The only change to our risk factors since our filing of our Form 10-K dated February 6, 2014 is set forth below.

Governmental bodies may restrict our transactions with related parties or institute policies that adversely affect Ocwen’s business which could increase our operating expenses, reduce our revenues or otherwise adversely affect our business, financial condition, results of operations and ability to grow.

Our business strategy, including our asset purchase strategy, may be affected by regulatory considerations. The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential mortgage servicing. Our success in part depends on our ability to purchase additional residential mortgage assets from parties like Ocwen and engage high quality mortgage servicers, like Ocwen, to service these assets. If regulators restrict any aspect of our or Ocwen’s business strategy, including Ocwen’s ability to transact business with us, we may be required to alter our strategy, which could include revisions to our residential mortgage asset purchase plans or changes with respect to our mortgage servicing arrangements. Any restrictions imposed on Ocwen’s ability to transact business with us could have a material adverse impact on our business. Ocwen has disclosed that it is subject to a number of federal and state regulatory investigations, examinations, inquiries and requests for information which have resulted or could, in the future, result in adverse regulatory action against Ocwen. One or more of such regulatory actions or Ocwen’s failure to comply with any commitments it makes with respect to such regulatory actions could adversely affect Ocwen’s business or impose additional requirements or restrictions on its activities. Regulatory action against Ocwen could increase our operating expenses, reduce our revenues or otherwise adversely affect our business, financial condition, results of operations and ability to grow.

We include a discussion of all other principal risks and uncertainties that affect or could affect our business operations within our latest Form 10-K dated February 6, 2014.

ITEM 6. EXHIBITS
Exhibit Index

10.1
Amendment No.1 to the Master Repurchase Agreement among HLSS Mortgage Master Trust, Barclays Bank PLC and Home Loan Servicing Solutions, Ltd. dated as of April 15, 2014. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 17, 2014.

10.2	Employment contract, dated as of January 1, 2014, between HLSS SEZ LP and John P. Van Vlack. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 17, 2014.

10.3	Employment contract, dated as of January 1, 2014, between HLSS SEZ LP and Richard Delgado. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 17, 2014.

10.4	Employment contract, dated as of January 1, 2014, between HLSS SEZ LP and James E. Lauter. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 17, 2014.

10.5
Mortgage Loan Purchase and Servicing Agreement, dated as of March 3, 2014, between Ocwen Loan Servicing, LLC and HLSS Mortgage Master Trust. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on March 6, 2014.

10.6
Receivables Sale Agreement, dated as of March 3, 2014, between Ocwen Loan Servicing, LLC and HLSS Mortgage Master Trust. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on March 6, 2014.

10.7
Master Repurchase Agreement, dated as of March 3, 2014, by and among Barclays Bank PLC, HLSS Mortgage Master Trust and Home Loan Servicing Solutions, Ltd. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on March 6, 2014.

10.8
Second Amended and Restated Indenture, dated as of February 14, 2014, by and among HLSS Servicer Advance Receivables Trust II, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on February 19, 2014.

10.9
Second Amended and Restated Indenture Supplement, dated as of February 14, 2014, by and among HLSS Servicer Advance Receivables Trust II, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on February 19, 2014.

10.10
Sixth Amended and Restated Indenture, dated as of January 17, 2014, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, Barclays Bank PLC, Wells Fargo Securities, LLC and Credit Suisse AG, New York Branch. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 23, 2014.

10.11
Series 2014-T1 Indenture Supplement, dated as of January 17, 2014, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 23, 2014.

10.12
Series 2014-T2 Indenture Supplement, dated as of January 17, 2014, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 23, 2014.

11.1	Computation of earnings per share. Incorporated by reference from “PART I – FINANCIAL INFORMATION; ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)” on page 3 herein.

31.1	Certification of the Chief Executive Officer pursuant to Section 312 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 312 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
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

HOME LOAN SERVICING SOLUTIONS, LTD.

Date:	April 17, 2014	By:/s/ James E. Lauter
James E. Lauter
Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)