Form 10-K/A
period 2013-12-31
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2014-08-18
CIK 1513161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Home Loan Servicing Solutions, Ltd. (collectively referred to throughout as “HLSS”, “us”, “our”, “we”, or the “Company”) filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on February 6, 2014. We are filing this Amendment No. 1 to the Form 10-K (the “Form 10-K/A”) to properly state the Notes receivable – Rights to MSRs at fair value and to include the effect of such fair value adjustments in the application of the interest method as of and for the years ended December 31, 2013 and 2012, including the quarterly periods within. Concurrently with the filing of this Form 10-K/A, we are also filing an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “Form 10-Q/A”) to reflect the restatement of our consolidated financial statements as of and for the fiscal quarter ended March 31, 2014 (collectively with the Form 10-K/A, the “Amendments”).

The Amendments reduce net income and cash provided by operating activities by $7.3 million for the year ended December 31, 2012 and $10.0 million for the year ended December 31, 2013 and increase net income by $20.7 million for the first quarter of 2014. In addition, the Amendments increase cash flows from operating activities by $16.7 million in the first quarter of 2014. When adjusting the Notes receivable – Rights to MSRs to fair value, we also adjusted the allocation of net cash received between interest income and reduction in Notes receivable – Rights to MSRs. The fair value of our Notes receivable – Rights to MSRs decreased by $17.3 million and $7.3 million as of December 31, 2013 and 2012, respectively. The fair value of the Notes receivable – Rights to MSRs is $637.8 million as of March 31, 2014 and $629.6 million as of June 30, 2014. Further, the Amendments did not impact the Company’s net cash flows for any period. We updated our disclosures in the Form 10-K/A to conform to the restated financial statements to the extent necessary.

We have determined that, for each period, the difference between the fair value and the carrying value of the Notes receivable – Rights to MSRs, and the resulting impact on the amortization of Notes receivable – Rights to MSRs, was material and, thus, the recorded amounts were not in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). The Company utilized appraisals prepared by independent valuation firms on a quarterly basis when establishing the fair value of the Notes receivable – Rights to MSRs.

At the time the Company issued the financial statements for the relevant periods, our accounting convention provided for an allowable range of variation to the estimated fair value of the Notes receivable – Rights to MSRs of plus or minus 5% based on the belief that this was an acceptable accounting convention. Variances within that range did not result in an adjustment to the carrying value of the assets to the single point estimate of fair value and were not considered in the application of the interest method when accounting for the Notes receivable – Rights to MSRs. The variance observed for the applicable periods fell within that range and, as a result, the Company did not adjust the recorded amount of the Notes receivable – Rights to MSRs. The Company has subsequently determined that it was required under GAAP to adjust the Notes receivable – Rights to MSRs to the best estimate of fair value and to include the effect of such fair value adjustments in the application of the interest method of accounting. The Company’s valuation process now requires us to record the Notes receivable – Rights to MSRs at the single point estimate of fair value.

We also identified a data input error in relation to the valuation of a small subset of our Notes receivable – Rights to MSRs as of December 31, 2013 and March 31, 2014. The impact of this data error of $5.9 million and $9.3 million as of December 31, 2013 and March 31, 2014, respectively, is reflected in the adjustments to the Notes receivable – Rights to MSRs balance for each of the two periods.

The following table summarizes the effects of the restatement on the consolidated balance sheets as of:

	December 31, 2013			December 31, 2012
(In thousands)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Notes receivable – Rights to MSRs	$651,060	$(17,291)	$633,769	$303,705	$(7,254)	$296,451
All other assets	6,676,903	—	6,676,903	3,281,608	—	3,281,608

Total assets	$7,327,963	$(17,291)	$7,310,672	$3,585,313	$(7,254)	$3,578,059

Total liabilities	$6,094,225	$—	$6,094,225	$2,704,680	$—	$2,704,680

Retained earnings (accumulated deficit)	20,804	(17,291)	3,513	4,493	(7,254)	(2,761)
All other equity	1,212,934	—	1,212,934	876,140	—	876,140

Total equity	1,233,738	(17,291)	1,216,447	880,633	(7,254)	873,379

Total liabilities and equity	$7,327,963	$(17,291)	$7,310,672	$3,585,313	$(7,254)	$3,578,059

The following table summarizes the effects of the restatement on the consolidated statements of operations for the years ended December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
(In thousands)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Interest income – notes receivable – Rights to MSRs	$245,863	$(10,037)	$235,826	$54,699	$(7,254)	$47,445
Interest income – other	2,195	—	2,195	109	—	109

Total interest income	248,058	(10,037)	238,021	54,808	(7,254)	47,554
Related party revenue	1,811	—	1,811	2,316	—	2,316

Total revenue	249,869	(10,037)	239,832	57,124	(7,254)	49,870
Operating expenses	11,870	—	11,870	6,150	—	6,150

Income from operations	237,999	(10,037)	227,962	50,974	(7,254)	43,720
Other expense
Interest expense	110,071	—	110,071	24,057	—	24,057

Total other expense	110,071	—	110,071	24,057	—	24,057

Income before income taxes	127,928	(10,037)	117,891	26,917	(7,254)	19,663
Income tax expense	234	—	234	46	—	46

Net income	$127,694	$(10,037)	$117,657	$26,871	$(7,254)	$19,617

Earnings per share
Basic	$1.99	$(0.16)	$1.83	$1.56	$(0.42)	$1.14

Diluted	$1.99	$(0.16)	$1.83	$1.56	$(0.42)	$1.14

The following table summarizes the effects of the restatement on the consolidated statements of operations for the three month periods ended:

	December 31, 2013 (Unaudited)			September 30, 2013 (Unaudited)			June 30, 2013 (Unaudited)			March 31, 2013 (Unaudited)
(In thousands)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue
Interest income – notes receivable – Rights to MSRs	$77,237	$(33,517)	$43,720	$74,204	$4,243	$78,447	$49,852	$15,940	$65,792	$44,570	$3,297	$47,867
Interest income – other	1,299	—	1,299	697	—	697	97	—	97	102	—	102

Total interest income	78,536	(33,517)	45,019	74,901	4,243	79,144	49,949	15,940	65,889	44,672	3,297	47,969
Related party revenue	353	—	353	491	—	491	560	—	560	407	—	407

Total revenue	78,889	(33,517)	45,372	75,392	4,243	79,635	50,509	15,940	66,449	45,079	3,297	48,376

Operating expenses	3,659	—	3,659	3,612	—	3,612	2,562	—	2,562	2,037	—	2,037

Income from operations	75,230	(33,517)	41,713	71,780	4,243	76,023	47,947	15,940	63,887	43,042	3,297	46,339

Other expense
Interest expense	35,715	—	35,715	36,080	—	36,080	20,034	—	20,034	18,242	—	18,242

Total other expense	35,715	—	35,715	36,080	—	36,080	20,034	—	20,034	18,242	—	18,242

Income before income taxes	39,515	(33,517)	5,998	35,700	4,243	39,943	27,913	15,940	43,853	24,800	3,297	28,097
Income tax (expense) benefit	582	—	582	(777)	—	(777)	(27)	—	(27)	(12)	—	(12)

Net income	$40,097	$(33,517)	$6,580	$34,923	$4,243	$39,166	$27,886	$15,940	$43,826	$24,788	$3,297	$28,085

Earnings per share
Basic	$0.56	$(0.47)	$0.09	$0.49	$0.06	$0.55	$0.48	$0.28	$0.76	$0.44	$0.06	$0.50

Diluted	$0.56	$(0.47)	$0.09	$0.49	$0.06	$0.55	$0.48	$0.28	$0.76	$0.44	$0.06	$0.50

	December 31, 2012 (Unaudited)			September 30, 2012 (Unaudited)			June 30, 2012 (Unaudited)			March 31, 2012 (Unaudited)
(In thousands)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue
Interest income – notes receivable – Rights to MSRs	$27,157	$(7,020)	$20,137	$14,017	$(1,134)	$12,883	$10,580	$1,242	$11,822	$2,945	$(342)	$2,603
Interest income – other	(173)	—	(173)	146	—	146	103	—	103	33	—	33

Total interest income	26,984	(7,020)	19,964	14,163	(1,134)	13,029	10,683	1,242	11,925	2,978	(342)	2,636
Related party revenue	652	—	652	669	—	669	744	—	744	251	—	251

Total revenue	27,636	(7,020)	20,616	14,832	(1,134)	13,698	11,427	1,242	12,669	3,229	(342)	2,887

Operating expenses	1,843	—	1,843	1,936	—	1,936	1,744	—	1,744	627	—	627

Income from operations	25,793	(7,020)	18,773	12,896	(1,134)	11,762	9,683	1,242	10,925	2,602	(342)	2,260

Other expense	—	—
Interest expense	11,550	—	11,550	6,252	—	6,252	4,964	—	4,964	1,291	—	1,291

Total other expense	11,550	—	11,550	6,252	—	6,252	4,964	—	4,964	1,291	—	1,291

Income before income taxes	14,243	(7,020)	7,223	6,644	(1,134)	5,510	4,719	1,242	5,961	1,311	(342)	969
Income tax (expense) benefit	103	—	103	(72)	—	(72)	(60)	—	(60)	(17)	—	(17)

Net income	$14,346	$(7,020)	$7,326	$6,572	$(1,134)	$5,438	$4,659	$1,242	$5,901	$1,294	$(342)	$952

Earnings per share
Basic	$0.44	$(0.22)	$0.22	$0.37	$(0.06)	$0.31	$0.33	$0.09	$0.42	$0.31	$(0.08)	$0.23

Diluted	$0.44	$(0.22)	$0.22	$0.37	$(0.06)	$0.31	$0.33	$0.09	$0.42	$0.31	$(0.08)	$0.23

We have determined that the foregoing errors relating to the valuation of our Notes receivable – Rights to MSRs and the related effect in the application of the interest method in accounting for the Notes receivable – Rights to MSRs giving rise to the restatements constituted a material weakness in our internal control over financial reporting. We intend to fully remediate that weakness during 2014. See “Part II, Item 9A – Controls and Procedures.”

We are also filing this Form 10-K/A to include the signatures of a majority of the members of the Board of Directors of the Company that were not included with the Original Form 10-K filing as required by General Instruction D of Form 10-K. In accordance with Rule 12b-15 under the Exchange Act, this Form 10-K/A also includes the currently dated signature page and certifications from the Company’s principal executive officer and principal financial officer attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2. This Form 10-K/A also includes the consent of the independent registered public accounting firm attached hereto as Exhibit 23.1.

In addition to the above, corresponding changes have been made to the following:

•	Item 1. Business

•	Item 1A. Risk Factors

•	Item 6. Selected Financial Data

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 7A. Quantitative and Qualitative Disclosures about Market Risk

•	Item 9A. Controls and Procedures

•	Item 15. Exhibits and Financial Statement Schedules

Except as described above, no other changes have been made to the Original Form 10-K. This Form 10-K/A speaks as of the filing date of the Original Form 10-K and has not been updated to reflect events occurring subsequent to the date of the Original Form 10-K. This Form 10-K/A should be read in conjunction with other Company filings with the SEC.

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

These forward-looking statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance as they are subject to certain assumptions, inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•	Estimates regarding prepayment speeds, delinquency rates, servicing advances, amortization of Notes receivable – Rights to MSRs, custodial account balances, interest income, operating costs, interest costs and other drivers of our results;

•	Assumptions related to sources of liquidity, our ability to fund servicing advances, our ability to pursue new asset classes and the adequacy of our financial resources;

•	Our status with respect to legal ownership of the rights to mortgage servicing rights we acquired from Ocwen;

•	Our ability to pay monthly dividends;

•	The performance of Ocwen Financial Corporation and its subsidiaries (collectively “Ocwen”) as mortgage servicer and our ability to make acquisitions of mortgage servicing rights and the related servicing advances (“Mortgage Servicing Assets”) on terms consistent with our business and economic model;

•	Assumptions about the availability of additional portfolios of subprime and Alt-A mortgage servicing rights and our ability to acquire additional Mortgage Servicing Assets from Ocwen and others;

•	Assumptions about the effectiveness of our hedging strategy;

•	Expectations regarding incentive fees in our servicing contract and the stability of our gross servicing margin;

•	Our competitive position;

•	Our dependence on the services of our senior management team;

•	The susceptibility of our mortgage servicing rights to fluctuations in valuation;

•	The impact of the change in our accounting convention related to the valuation of our Notes receivable – Rights to MSRs and timing and cost of the remediation of a related material weakness in our internal control over financial reporting as described in the Explanatory Note and in “Item 9A. Controls and Procedures”;

•	Uncertainty related to future government regulation and housing policies;

•	Future legal proceedings against us or Ocwen;

•	Assumptions regarding the availability of refinancing options for subprime and Alt-A borrowers;

•	Assumptions regarding our tax rate and decisions by taxing authorities;

•	General economic and market conditions; and

•	Assumptions regarding amount and timing of additional debt or equity offerings.

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

Stable Balance Sheet. Match funded advances are our largest asset class and comprise 87.4% of our total assets as of December 31, 2013. Match funded advances are relatively low risk assets because they represent a first priority lien against the proceeds from the underlying mortgage loans and are recoverable from loan and pool level proceeds over a relatively short period of time. Match funded advances relating to the Acquired Mortgage Servicing Rights were 3.5% of the UPB of the mortgage loans serviced as of December 31, 2013, resulting in significant overcollateralization. We expect the advance ratio on the mortgage loans to which we currently hold the Rights to MSRs to decline over time.

Notes receivable – Rights to MSRs relating to subprime and Alt-A mortgage loans are our second largest asset class and comprise 8.7% of our total assets as of December 31, 2013. Notes receivable – Rights to MSRs are valued, in part, based on the expected life of the pool of mortgage loans underlying such Mortgage Servicing Assets. Prepayment speeds relating to subprime and Alt-A mortgage loans which comprise all of our Acquired Mortgage Servicing Rights, are relatively insensitive to interest rate fluctuations as the borrowers often do not have the ability to refinance their loans due to low credit scores or high loan to value ratios. In some instances borrowers have the ability to refinance their loans, but choose not to because they are indifferent between the economics of their current loan and a modified loan. Our agreements with Ocwen protect our Notes receivable – Rights to MSRs from significant losses should loan refinancing activity substantially increase.

We recorded the Notes receivable – Rights to MSRs at fair value on the date of acquisition and adjust the carrying value to fair value at each reporting date. We amortize the Notes receivable – Rights to MSRs using the interest method of accounting and deduct the amortization from the net servicing fees received by us and the servicing fees paid to Ocwen with respect to the Mortgage Servicing Rights. We intend to hold the Mortgage Servicing Assets we acquire to maturity, and therefore we do not expect earnings volatility as a result of realized gains or losses that could result from secondary market asset sales.

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

We may explore other residential mortgage opportunities with characteristics similar to the Acquired Mortgage Servicing Rights including low credit risk and attractive, risk adjusted yield such as the following:

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

Focus on subprime and Alt-A mortgage loans. Since the Mortgage Servicing Assets that we have acquired pertain to subprime and Alt-A loans, our asset mix is heavily weighted toward mortgage servicing advances which are the first amounts to be repaid from the collection of the underlying mortgage loans and, therefore, have relatively low credit risk. We believe that our concentration in subprime and Alt-A related assets could result in a lower cost of capital than for competitors that own a mix of assets that includes mortgage servicing rights for prime loans where prepayment speeds correlate with interest rates.

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

Fair value of our Notes receivable – Rights to MSRs is imprecise and may materially and adversely affect our operating results.

The fair value of our Notes receivable – Rights to MSRs is based on significant unobservable assumptions that may prove to be imprecise. We engage independent valuation firms to assist in the measurement of the fair value of our Notes receivable – Rights to MSRs on a quarterly basis, but the fair value at which our Notes receivable – Rights to MSRs is recorded may not be an indication of its realizable value. Ultimate realization of the value of the Notes receivable – Rights to MSRs depends to a great extent on economic and other conditions that are beyond our control. Further, fair value is only an estimate based on a good faith judgment of the price at which the Notes receivable – Rights to MSRs can be sold since market prices of these assets can only be determined by negotiation between a willing buyer and seller. The estimation of the fair value of our Notes receivable – Rights to MSRs includes significant unobservable inputs, and valuations of these assets are subject to judgments that may vary among market participants. Changes in the estimated fair values of our Notes receivable – Rights to MSRs are directly charged or credited to earnings for the period. If we were to liquidate the Notes receivable – Rights to MSRs, the realized value may be more than or less than the amount at which such assets were recorded. We could be materially and adversely affected by a reduction in the fair value of our Notes receivable – Rights to MSRs, and such valuations may fluctuate over short periods of time.

As a result of the change in our accounting convention for estimating the fair value of our Notes receivable – Rights to MSRs, as described in the Explanatory Note, there may be an increase in fluctuations in the fair value of these assets (and a related impact on net income) over short periods of time.

Risks Related to Our Business and Industry

The restatement of our consolidated financial statements resulting from a material weakness in internal control over financial reporting and possible related events, should they occur, may negatively impact our stock price and may consume time and resources.

As discussed in the Explanatory Note; in Part II, Item 9A, “Controls and Procedures”; and in Part IV, Item 15, “Exhibits and Financial Statement Schedules – Note 17, Restatement,” we have restated our consolidated financial statements for the years ended December 31, 2013 and 2012, including the quarterly periods within, to correct errors in the valuation and the related effect on amortization of our Notes receivable – Rights to MSRs that resulted from a material weakness in our internal control over financial reporting.

Because of inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate. The cost of remediation could result in substantial expense and a diversion of time and resources. Further, the costs and expenses related to our remediation efforts may affect our financial condition and operating results and may negatively impact our stock price. If we are unable to successfully remediate this material weakness and to do so in a timely manner, investors may lose confidence in our reported financial information which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

Although we have now completed the restatement, we cannot guarantee that we will not receive regulatory inquiries or be subject to litigation regarding our restated financial statements or matters relating thereto. Were any such future regulatory inquiries or litigation to occur, regardless of the outcome, such actions would likely consume internal resources and result in additional legal and consulting costs and could negatively impact our stock price.

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

The financial information included herein related to the 2013 and 2012 consolidated financial statements has been restated for the effects of the adjustment described in the Explanatory Note and in Part IV, Item 15, “Exhibits and Financial Statement Schedules – Note 17, Restatement”.

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

Selected Balance Sheet Data

At the dates indicated	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Cash	$87,896	$76,048	$283	$300
Match funded advances	6,387,781	3,098,198	—	—
Notes receivable – Rights to MSRs (1)	633,769	296,451	—	—
Other assets	201,226	107,362	2,860	14

Total assets (1)	$7,310,672	$3,578,059	$3,143	$314

Match funded liabilities	$5,715,622	$2,690,821	$—	$—
Other borrowings	343,386	—	—	—
Dividends payable	10,653	6,706	—	—
Other liabilities	24,564	7,153	3,134	32

Total liabilities	6,094,225	2,704,680	3,134	32

HLSS shareholder’s equity (1)	1,216,447	873,379	9	282

Total equity (1)	1,216,447	873,379	9	282

Total liabilities and equity (1)	$7,310,672	$3,578,059	$3,143	$314

(1)	The financial information included herein related to the 2013 and 2012 consolidated financial statements has been restated for the effects of the adjustment described in the Explanatory Note and in Part IV, Item 15, “Exhibits and Financial Statement Schedules – Note 17, Restatement”.

Selected Operations

For the years ended December 31,	2013	2012	2011	2010
Revenue:
Interest income – notes receivable – Rights to MSRs (1)	$235,826	$47,445	$—	$—
Interest income – other	2,195	109	—	—
Related party revenue	1,811	2,316	—	—

Total revenue (1)	239,832	49,870	—	—

Operating expenses	11,870	6,150	273	18

Income (loss) from operations (1)	227,962	43,720	(273)	(18)

Other expense
Interest expense	110,071	24,057	—	—

Total other expense	110,071	24,057	—	—

Income (loss) before income taxes (1)	117,891	19,663	(273)	(18)
Income tax expense	234	46	—	—

Net income (loss) (1)	$117,657	$19,617	$(273)	$(18)

Earnings (loss) per share
Basic (1)	$1.83	$1.14	$(13.66)	$(13.18)

Diluted (1)	$1.83	$1.14	$(13.66)	$(13.18)

Weighted average ordinary shares outstanding
Basic	64,132,383	17,230,858	20,000	1,334
Diluted	64,132,383	17,230,858	20,000	1,334
Dividends declared per share	$1.70	$1.45	$0.00	$0.00

(1)	The financial information included herein related to the 2013 and 2012 consolidated financial statements has been restated for the effects of the adjustment described in the Explanatory Note and in Part IV, Item 15, “Exhibits and Financial Statement Schedules – Note 17, Restatement”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data and unless otherwise indicated)

INTRODUCTION

The following discussion of our results of operations, changes in financial condition and liquidity should be read in conjunction with our Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-K/A.

The financial information included herein related to the 2013 and 2012 consolidated financial statements has been restated for the effects of the adjustment described in the Explanatory Note and in Part IV, Item 15, “Exhibits and Financial Statement Schedules – Note 17, Restatement”.

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

	2013	2012	2011
Consolidated:
Revenue	$239,832	$49,870	$—
Operating expenses	11,870	6,150	273

Income (loss) from operations	227,962	43,720	(273)
Interest expense	110,071	24,057	—

Income (loss) before income taxes	117,891	19,663	(273)
Income tax expense	234	46	—

Net income (loss)	$117,657	$19,617	$(273)

Year Ended December 2013 versus December 2012. Our Interest income increased year over year, primarily because our average UPB for the years ended December 31, 2013 and 2012, was $134.4 billion and $27.7 billion. An additional $119.7 billion of UPB in Rights to MSRs purchased from Ocwen during 2013 contributed to the increased 2013 average UPB balances. We also recognized a decrease in our interest income of $10,037 and $7,254, respectively, for the years ended December 31, 2013 and 2012 as a result of a corresponding decrease in the fair value of our Notes receivable – Rights to MSRs. Lastly, lower prepayment speeds for the UPB tied to our Notes receivable – Rights to MSRs contributed to greater Interest income during 2013. Average prepayment speeds declined from 14.2% during 2012 to 12.9% during 2013.

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

Summary Operating Information

We operate our business as a single reportable segment. For purposes of our internal management reporting, we separately report the components of Interest income – notes receivable – Rights to MSRs which include Servicing fee revenue, Servicing expense, Amortization of Notes receivable – Rights to MSRs and Change in fair value of Notes receivable – Rights to MSRs. We provide a reconciliation of our reported results to our internal management reporting for the years ended December 31, 2013 and 2012 in the following tables. We did not provide reconciliations for the year ended December 31, 2011 because we were a development stage enterprise during that period, and our operations were limited to raising capital to complete the Initial Acquisition. Operating items during that period consisted primarily of start-up costs and are not comparable to the years ended December 31, 2013 and 2012.

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

	Consolidated Results (GAAP) (Restated)	Adjustments	Management Reporting (Non-GAAP)
For the year ended December 31, 2013:
Revenue
Servicing fee revenue (1)	$—	$633,377	$633,377
Interest income – notes receivable – Rights to MSRs (2)	235,826	(235,826)	—
Interest income – other	2,195	—	2,195
Related party revenue	1,811	—	1,811

Total revenue	239,832	397,551	637,383

Operating expenses
Compensation and benefits	5,825	—	5,825
Servicing expense (3)	—	317,702	317,702
Amortization of Notes receivable – Rights to MSRs (4)	—	69,812	69,812
Change in fair value of Notes receivable – Rights to MSRs (5)	—	10,037	10,037
Related party expenses	1,400	—	1,400
General and administrative expenses	4,645	—	4,645

Total operating expenses	11,870	397,551	409,421

Income from operations	$227,962	$—	$227,962

	Consolidated Results (GAAP) (Restated)	Adjustments	Management Reporting (Non-GAAP)
For the year ended December 31, 2012:
Revenue
Servicing fee revenue (1)	$—	$117,789	$117,789
Interest income – notes receivable – Rights to MSRs (2)	47,445	(47,445)	—
Interest income – other	109	—	109
Related party revenue	2,316	—	2,316

Total revenue	49,870	70,344	120,214

Operating expenses
Compensation and benefits	3,751	—	3,751
Servicing expense (3)	—	50,173	50,173
Amortization of Notes receivable – Rights to MSRs (4)	—	12,917	12,917
Change in fair value of Notes receivable – Rights to MSRs (5)	—	7,254	7,254
Related party expenses	755	—	755
General and administrative expenses	1,644	—	1,644

Total operating expenses	6,150	70,344	76,494

Income from operations	$43,720	$—	$43,720

(1)	Servicing fee revenue reflects servicing fees received under the agreements with Ocwen.
(2)	Interest income – notes receivable – Rights to MSRs represents the net amount of servicing fees received less servicing fees paid, amortization of the Notes receivable – Rights to MSRs and changes in the fair value of Notes receivable – Rights to MSRs. We exclude this interest income from our Management Reporting and instead report the individual components, including Servicing fee revenue, Servicing expense, Amortization of Notes receivable – Rights to MSRs and Change in fair value of Notes receivable – Rights to MSRs.

(3)	Servicing expense reflects the fee we paid under the agreements with Ocwen.
(4)	Amortization of MSRs reflects reductions in the value of the Notes receivable – Rights to MSRs due to UPB run-off.
(5)	Our methodology of determining the fair value of Notes receivable – Rights to MSRs is described in Part IV, Item 15, “Exhibits and Financial Statement – Schedules – Note 3, Fair Value of Financial Instruments.” In our consolidated statements of operations, we record changes in fair value as a component of Interest income - notes receivable - Rights to MSRs. In our consolidated statements of cash flows, we record changes in fair value as Reductions to notes receivable - Rights to MSRs, and we record operating cash flows to the extent that an increase in fair value exceeds amortization.

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

Change in Financial Condition Summary

The overall increase in total assets of $3,732,613 and total liabilities of $3,389,545 during the year ended December 31, 2013, compared to December 31, 2012, primarily resulted from:

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

The assets acquired included Notes receivable – Rights to MSRs which had a balance of $633,769 representing 8.7% of total assets at December 31, 2013. Notes receivable – Rights to MSRs are carried at fair value which is determined based on an appraisal prepared with the assistance of an independent valuation firm and requires the use of significant unobservable inputs. The most significant assumptions used in the appraisal are:

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

Total equity amounted to $1,216,447 at December 31, 2013 as compared to $873,379 at December 31, 2012. This increase of $343,068 is primarily due to the net proceeds of our 2013 equity issuances of $333,551 and Net income of $117,657 offset by dividends declared of $111,383. In addition, we recorded $3,243 of unrealized gains, net of taxes, in other comprehensive income on interest rate swaps that we designated as cash flow hedges.

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

The debt covenants for our advance facilities require us to maintain total cash and excess borrowing capacity of the lesser of $100,000 and the greater of $25,000 or 0.01% of total UPB outstanding plus 3.25% of total Match funded advances outstanding. The minimum cash and excess borrowing capacity requirement at December 31, 2013 was $100,000 which was exceeded by both our unrestricted cash of $88,971 (which includes our interest-earning collateral deposits) and our excess borrowing capacity of $727,878. We also have a minimal tangible equity requirement that is 0.25% of our UPB plus 5.0% of our outstanding Match funded advances. Our tangible equity at December 31, 2013 of $1,216,447 exceeded the minimal tangible equity requirement of $770,397. Thus, we believe we are in compliance with the covenants of our advance facilities as of December 31, 2013 and do not expect them to restrict our activities.

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

Cash flows for the years ended December 31.

The following table presents a summary of our cash flows for the years ended December 31:

	2013	2012	2011
Net income (loss) (1)	$117,657	$19,617	$(273)
Adjustments for non-cash items (1)	17,336	6,960	—
Change in working capital accounts	490,416	64,071	256

Cash flow from operating activities (1)	625,409	90,648	(17)
Cash flow from investing activities (1)	(4,178,682)	(3,198,602)	—
Cash flow from financing activities	3,565,121	3,183,719	—

Net increase (decrease) in cash	11,848	75,765	(17)
Cash at beginning of period	76,048	283	300

Cash at end of period	$87,896	$76,048	$283

(1)	The financial information included herein related to the 2013 and 2012 consolidated financial statements has been restated for the effects of the adjustment described in the Explanatory Note and in Part IV, Item 15, “Exhibits and Financial Statement Schedules – Note 17, Restatement”.

Year ended December 31, 2013. Our operating activities provided $625,409 of cash. Components of operating cash flows included amounts provided by changes in working capital accounts of $490,416 and by our Net income of $117,657, adjusted for amortization of debt issuance costs of $16,950 and accretion of our original issuance discount related to our senior secured term loan facility of $386. The primary contributors to the changes in working capital accounts were reductions in Match funded advances of $550,371 and increases in debt service accounts of $36,134, Related party receivables of $42,951 and Related party payables of $10,439. The remainder of the working capital activity relates to a net increase in cash flows from operations due to movements in other assets and other liabilities of $8,691.

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

Our investing activities used $4,178,682 of cash during the year ended December 31, 2013 which primarily related to our acquisition of Rights to MSRs and Match funded advances associated with our four asset purchases from Ocwen. We paid $415,995 to Ocwen for Notes receivable – Rights to MSRs and $3,842,536 for Match funded advances. Finally, we had a reduction in Notes receivable – Rights to MSRs of $79,849 which is attributable to UPB runoff and the application of the interest method.

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

These amounts were offset by payments of debt issuance costs of $28,794 and quarterly principal payments totaling $1,750 on our senior secured term loan facility. Additionally, we paid dividends of $107,436.

Year ended December 31, 2012. Our operating activities provided $90,648 of cash. Components of operating cash flow included amounts provided by changes in working capital accounts, such as reductions in Match funded advances of $142,403 and by our Net income of $19,617, adjusted for amortization of debt issuance costs of $6,960. Match funded advance reductions were in the normal course of business and reflect the collection of our outstanding Match funded advances. These proceeds were immediately used to pay down related Match funded liabilities. Debt issuance costs are associated with our Match funded liability activities and relate to various legal, accounting, rating agency and banking related expenses. We amortize these expenses over their estimated life which is tied to the expected term of the respective Match funded liability for which a debt issuance costs is associated. Other working capital account changes primarily relate to debt service accounts and Related party receivables. We had an increase in debt service accounts of $52,990 which is a reflection of both timing and the scale of the funding and subsequent collection of our Match funded advances. The increase in Related party receivables is due to: servicing fees collected by Ocwen prior to December 31, 2012 of $4,966, in-transit Match funded advance collections made on our behalf of $21,265, professional services fees receivables of $1,322 which were earned as part of the Ocwen Professional Services Agreement and smaller other related party receivables which amount to $718 in the aggregate. Additional cash flows were used by increases in other assets of $26 and generated from increases in Related party payables of $1,465 (the majority of which was due to subservicing fees payable to Ocwen) and increases in other liabilities of $1,490 which is the net of an increase of $2,234 in interest expense payable, partially offset by decreases in accrued professional services.

Our investing activities used $3,198,602 of cash which was primarily related to the acquisition of Rights to MSRs, Match funded advances and other related assets net of liabilities assumed in connection with our acquisitions during the year. We acquired Notes receivable – Rights to MSRs ($316,622), Match funded advances ($2,825,817) and the net assets of an Ocwen advance financing SPE ($76,334) from Ocwen. Subsequent to acquisition, our Notes receivable – Rights to MSRs had reductions of $20,171 which is attributable to UPB run-off and the application of the interest method.

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

For the years ended December 31, 2013 and 2012, pursuant to the Purchase Agreement and related sales supplements with Ocwen, we retained net servicing fees of $315,675 and $67,616. We recorded $235,826 and $47,445 as Interest income – notes receivable – Rights to MSRs, $69,812 and $12,917 as a reduction of Notes receivable – Rights to MSRs and $10,037 and $7,254 as a decrease in the fair value of Notes receivable – Rights to MSRs. We purchased non-acquisition related servicing advances made by Ocwen of $8,781,034 and $1,303,955. Ocwen billed us $555 and $100 under the Ocwen Professional Services Agreement. We billed Ocwen $1,811 and $2,316 under the Ocwen Professional Services Agreement. Revenue and expenses from the Ocwen Professional Services Agreement are included in Related party revenue and Related party expenses, respectively.

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

Valuation of Notes Receivable – Rights to MSRs and Recognition of Interest Income

Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, specifically prohibits accounting for a transfer of servicing rights as a sale if legal title to such servicing rights has not passed to the purchaser. As a result, we are required to account for the purchase of the Rights to MSRs as a financing transaction. We record the purchase price paid to Ocwen as a “Notes receivable – Rights to MSRs.” We amortize the Notes receivable – Rights to MSRs using the interest method of accounting. At each reporting date, we determine the fair value and adjust the carrying value of the Notes receivable – Rights to MSRs to this amount. Interest income – Notes receivable – Rights to MSRs represents the servicing fees earned on the underlying mortgage servicing rights less any amounts due to Ocwen for the servicing activities that it performs. In addition, Interest income – Notes receivable – Rights to MSRs is reduced by amortization of the Notes receivable – Rights to MSRs, calculated using the interest method of accounting, and is increased or decreased by incremental changes in the fair value of the Note receivable – Rights to MSRs. Interest income is our primary source of income. See Part IV, Item 15, “Exhibits and Financial Statement Schedules – Note 10, Interest Income” for more information about how we calculate Interest income – Notes receivable – Rights to MSRs.

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

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

See Part IV, Item 15, “Exhibits and Financial Statement Schedules – Note 1, Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (DOLLARS IN THOUSANDS)

The financial information included herein related to the 2013 and 2012 consolidated financial statements has been restated for the effects of the adjustment described in the Explanatory Note and in Part IV, Item 15, “Exhibits and Financial Statement Schedules – Note 17, Restatement”.

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

Supplementary Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenue (1)	$45,372	$79,635	$66,449	$48,376
Operating expenses	3,659	3,612	2,562	2,037
Income from operations (1)	41,713	76,023	63,887	46,339
Interest expense	35,715	36,080	20,034	18,242
Income before income taxes (1)	5,998	39,943	43,853	28,097
Income tax benefit/(expense)	582	(777)	(27)	(12)

Net income (1)	$6,580	$39,166	$43,826	$28,085

Basic earnings per share (1)	$0.09	$0.55	$0.76	$0.50

Diluted earnings per share (1)	$0.09	$0.55	$0.76	$0.50

(1)	The financial information included herein related to the 2013 consolidated financial statements has been restated for the effects of the adjustment described in the Explanatory Note and in Part IV, Item 15, “Exhibits and Financial Statement Schedules – Note 17, Restatement”. The correction of the errors related to the valuation and the related effect in the application of the interest method in accounting for the Notes receivables – Rights to MSRs increased (decreased) revenue, income from operations, income before income taxes, and net income by $(33,517), $4,243, $15,940, and $3,297, for the quarters ended December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively. Basic and diluted earnings per share were increased (decreased) by $(0.47), $0.06, $0.28, and $0.06, for the quarters ended December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively.

	Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenue (2)	$20,616	$13,698	$12,669	$2,887
Operating expenses	1,843	1,936	1,744	627
Income from operations (2)	18,773	11,762	10,925	2,260
Interest expense	11,550	6,252	4,964	1,291
Income before income taxes (2)	7,223	5,510	5,961	969
Income tax benefit/(expense)	103	(72)	(60)	(17)

Net income (2)	$7,326	$5,438	$5,901	$952

Basic earnings per share (2)	$0.22	$0.31	$0.42	$0.23

Diluted earnings per share (2)	$0.22	$0.31	$0.42	$0.23

(2)	The financial information included herein related to the 2012 consolidated financial statements has been restated for the effects of the adjustment described in the Explanatory Note and in Part IV, Item 15, “Exhibits and Financial Statement Schedules – Note 17, Restatement”. The correction of the errors related to the valuation and the related effect in the application of the interest method in accounting for the Notes receivables – Rights to MSRs increased (decreased) revenue, income from operations, income before income taxes, and net income by $(7,020), $(1,134), $1,242, and $(342), for the quarters ended December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, respectively. Basic and diluted earnings per share were increased (decreased) by $(0.22), $(0.06), $0.09, and $(0.08), for the quarters ended December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Evaluation of Disclosure Controls and Procedures

In connection with the restatement discussed above in the Explanatory Note to this Form 10-K/A and in Part IV, Item 15, “Exhibits and Financial Statement Schedules – Note 17, Restatement”, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

At the time the Company issued the Original Form 10-K, our accounting convention provided for an allowable range of variation to the estimated fair value of the Notes receivable – Rights to MSRs of plus or minus 5% based on the belief that this was an acceptable accounting convention. Variances within that range did not result in an adjustment to the carrying value of the assets to the single point estimate of fair value and were not considered when applying the interest method in accounting for the Notes receivable – Rights to MSRs. The variance observed for the applicable periods fell within that range and, as a result, the Company did not adjust the recorded amount of the Notes receivable – Rights to MSRs. The Company has subsequently determined that it was required under GAAP to adjust the Notes receivable – Rights to MSRs to the best estimate of fair value and to include the effect of such fair value adjustments in the application of the interest method of accounting. The Company’s valuation process now requires us to record the Notes receivable – Rights to MSRs at the single point estimate of fair value.

We also identified a data input error in relation to the valuation of a small subset of our Notes receivable – Rights to MSRs as of December 31, 2013. The impact of this data error of $5.9 million is reflected in the $17.3 million adjustment to the Notes receivable – Rights to MSRs balance at December 31, 2013.

We have determined that the foregoing errors relating to the valuation of our Notes receivable – Rights to MSRs and the related effect in the application of the interest method in accounting for the Notes receivable – Rights to MSR’s giving rise to the restatements constituted a material weakness in our internal control over financial reporting.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2013. Based upon that evaluation, and in connection with the restatements described above, management has determined that the Company’s disclosure controls and procedures were not effective as of December 31, 2013 solely as a result of this material weakness which had not been remediated as of December 31, 2013.

We are committed to a strong internal control environment and are currently taking steps to remediate this material weakness. Specifically, management will establish an internal cash flow model to evaluate changes in fair value of our Notes receivable - Rights to MSRs, and this model will be reconciled to valuations provided by independent third parties. We will also include the effect of fair value adjustments in the application of the interest method in accounting for the Notes receivable – Rights to MSRs. Additionally, we will perform reconciliations of data underlying the valuation models provided to independent valuation firms to ensure the data is accurate. We intend to implement these processes immediately and to complete remediation during 2014. We believe that this remediation action will represent significant improvement in our internal control environment.

Management’s Report on Internal Control over Financial Reporting (As Restated)

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

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 6, 2014, management concluded that our internal control over financial reporting was effective as of December 31, 2013. Subsequently, management identified the following control deficiency that constituted a material weakness: The Company’s controls related to determining the fair value of its Notes receivable – Rights to MSRs were not properly designed to allow for adjustment of the asset to the best estimate of fair value and to include the effect of such fair value adjustments in the application of the interest method in accounting for the Notes receivable – Rights to MSRs.

This material weakness resulted in this amendment to our Annual Report on Form 10-K for the year ended December 31, 2013, in order to restate the financial statements for the years ended December 31, 2013 and 2012.

Solely as a result of this material weakness, our management has reconsidered its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2013.

As a result of this amended report of management on internal control over financial reporting, our independent registered public accounting firm, Deloitte & Touche LLP, has issued an updated attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

As previously reported in our Original Form 10-K, there was no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Home Loan Servicing Solutions, Ltd.:

We have audited Home Loan Servicing Solutions, Ltd. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (As Restated). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: The Company’s controls related to determining the fair value of its Notes receivable – Rights to MSRs were not properly designed to allow for adjustment of the asset to the best estimate of fair value and to include the effect of such fair value adjustments in the application of the interest method in accounting for the Notes receivable – Rights to MSRs. As a result, a material adjustment to record the Notes receivable – Rights to MSRs at fair value was not identified timely. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2013, of the Company, and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and our report dated February 6, 2014 (August 18, 2014 as to the effects of the restatement discussed in Note 17 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and included an explanatory paragraph indicating the Company was in the development stage at December 31, 2011.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 6, 2014 (August 18, 2014 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (As Restated))

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

With the exception of the above, there was no other information required to be reported on Form 8-K during the period covered by the Original Form 10-K that was not so reported.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

September 30, 2013.

10.49	Series 2013-T-6 Indenture Supplement, dated as of September 18, 2013, to Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Wells Fargo Securities LLC. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 19, 2013.

10.50	Series 2013-MM1 Third Amended and Restated Indenture Supplement, dated as of September 26, 2013, to Fifth Amended and Restated Indenture, dated as of September 26, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Wells Fargo Securities, LLC. Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.

10.51	Series 2013-T7 Indenture Supplement, dated as of November 26, 2013, to Fifth Amended and Restated Indenture, dated as of September 26, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Credit Suisse AG, New York Branch. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 27, 2013.

10.52	Amendment to Sale Supplements, dated as of February 4, 2014, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd.*

10.53	Amendment to Subservicing Supplements, dated as of February 4, 2014, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC*

11.1	Computation of earnings per share. Incorporated by reference to “Supplementary Quarterly Financial Data (Unaudited)” and Note 1-Summary of Significant Accounting Policies-Basic and Diluted Earnings per Share” of the Consolidated Financial Statements in this report.

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

21.1	Subsidiaries of Home Loan Servicing Solutions, Ltd. Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on February 24, 2011.

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	Previously filed with Home Loan Servicing Solutions, Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2013 (filed on February 6, 2014).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME LOAN SERVICING SOLUTIONS, LTD.

Date: August 18, 2014	By:	/s/ James E. Lauter
James E. Lauter
Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William C. Erbey William C. Erbey, Chairman of the Board of Directors	Date: August 18, 2014

/s/ John P. Van Vlack John P. Van Vlack, President and Chief Executive Officer and Director (Principal Executive Officer)	Date: August 18, 2014

/s/ James E. Lauter James E. Lauter, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	Date: August 18, 2014

/s/ Richard J. Lochrie Richard J. Lochrie, Director	Date: August 18, 2014

/s/ Robert McGinnis Robert McGinnis, Director	Date: August 18, 2014

/s/ David B. Reiner David B. Reiner, Director	Date: August 18, 2014

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

As discussed in Note 17 to the consolidated financial statements, the accompanying 2013 and 2012 consolidated financial statements have been restated to correct an error.

The Company was in the development stage at December 31, 2011; during the year ended December 31, 2012, the Company completed its development activities and commenced its planned principal operations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2014, August 18, 2014 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (As Restated), which report expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 6, 2014 (August 18, 2014 as to the effects of the restatement discussed in Note 17)

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2013 (Restated)	December 31, 2012 (Restated)
Assets
Cash and cash equivalents	$87,896	$76,048
Match funded advances	6,387,781	3,098,198
Notes receivable – Rights to MSRs	633,769	296,451
Related party receivables	70,049	28,271
Deferred tax assets	1,024	—
Other assets	130,153	79,091

Total assets	$7,310,672	$3,578,059

Liabilities and Equity
Liabilities
Match funded liabilities	$5,715,622	$2,690,821
Other borrowings	343,386	—
Dividends payable	10,653	6,706
Income taxes payable	682	46
Deferred tax liabilities	1,266	—
Related party payables	10,732	2,874
Other liabilities	11,884	4,233

Total liabilities	6,094,225	2,704,680

Commitments and Contingencies (See Note 15)
Equity
Equity – Ordinary shares, $.01 par value; 200,000,000 shares authorized; 71,016,771 and 55,884,718 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	710	559
Additional paid-in capital	1,210,057	876,657
Retained earnings	3,513	(2,761)
Accumulated other comprehensive income (loss), net of tax	2,167	(1,076)

Total equity	1,216,447	873,379

Total liabilities and equity	$7,310,672	$3,578,059

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

For the years ended December 31,	2013 (Restated)	2012 (Restated)	2011
Revenue
Interest income – notes receivable – Rights to MSRs	$235,826	$47,445	$—
Interest income – other	2,195	109	—

Total interest income	238,021	47,554	—
Related party revenue	1,811	2,316	—

Total revenue	239,832	49,870	—

Operating expenses
Compensation and benefits	5,825	3,751	—
Related party expenses	1,400	755	—
General and administrative expenses	4,645	1,644	273

Total operating expenses	11,870	6,150	273

Income (loss) from operations	227,962	43,720	(273)

Other expense
Interest expense	110,071	24,057	—

Total other expense	110,071	24,057	—

Income (loss) before income taxes	117,891	19,663	(273)
Income tax expense	234	46	—

Net income (loss)	$117,657	$19,617	$(273)

Earnings (loss) per share
Basic	$1.83	$1.14	$(13.66)

Diluted	$1.83	$1.14	$(13.66)

Weighted average ordinary shares outstanding
Basic	64,132,383	17,230,858	20,000
Diluted	64,132,383	17,230,858	20,000
Dividends declared per share	$1.70	$1.45	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share data)

For the years ended December 31,	2013 (Restated)	2012 (Restated)	2011
Net income (loss)	$117,657	$19,617	$(273)
Other comprehensive income (loss), before tax:
Change in the value of designated cash flow hedges	4,382	(1,076)	—

Total other comprehensive income (loss), before tax	4,382	(1,076)	—

Income tax related to items of other comprehensive income (loss):
Tax expense on change in the value of designated cash flow hedges	1,139	—	—

Total income tax expense related to items of other comprehensive income (loss)	1,139	—	—

Total other comprehensive income (loss), net of tax	3,243	(1,076)	—

Total comprehensive income (loss)	$120,900	$18,541	$(273)

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings (Restated)	Accumulated Other Comprehensive Income, net of tax	Total (Restated)
	Shares	Amount
Balance at December 31, 2012 (Restated)	55,884,718	$559	$876,657	$(2,761)	$(1,076)	$873,379
Net income (Restated)	—	—	—	117,657	—	117,657
Other comprehensive income, net of tax	—	—	—	—	3,243	3,243
Issuance of ordinary shares, net of costs	15,132,053	151	333,400	—	—	333,551
Declaration of cash dividends ($1.70 per share)	—	—	—	(111,383)	—	(111,383)

Balance at December 31, 2013 (Restated)	71,016,771	$710	$1,210,057	$3,513	$2,167	$1,216,447

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings (Restated)	Accumulated Other Comprehensive Loss, net of tax	Total (Restated)
	Shares	Amount
Balance at December 31, 2011	20,000	$—	$300	$(291)	$—	$9
Net income (Restated)	—	—	—	19,617	—	19,617
Other comprehensive loss, net of tax	—	—	—	—	(1,076)	(1,076)
Issuance of ordinary shares, net of costs	55,864,718	559	879,293	—	—	879,852
Declaration of cash dividends ($1.45 per share)	—	—	(2,936)	(22,087)	—	(25,023)

Balance at December 31, 2012 (Restated)	55,884,718	$559	$876,657	$(2,761)	$(1,076)	$873,379

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, net of tax	Total
	Shares	Amount
Balance at December 31, 2010	20,000	$—	$300	$(18)	$—	$282
Net loss	—	—	—	(273)	—	(273)
Other comprehensive income, net of tax	—	—	—	—	—	—
Issuance of ordinary shares, net of costs	—	—	—	—	—	—
Declaration of cash dividends ($0.00 per share)	—	—	—	—	—	—

Balance at December 31, 2011	20,000	$—	$300	$(291)	$—	$9

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the years ended December 31,	2013 (Restated)	2012 (Restated)	2011
Cash flows from operating activities
Net income (loss)	$117,657	$19,617	$(273)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	16,950	6,960	—
Accretion of original issue discount on other borrowings	386	—	—
Changes in assets and liabilities:
Decrease in match funded advances, net	550,371	142,403	—
(Increase) in debt service accounts	(36,134)	(52,990)	—
(Increase) in related party receivables	(42,951)	(28,271)	—
Increase in related party payables	10,439	1,465	1,487
(Increase) decrease in other assets	(229)	(26)	69
Increase (decrease) in other liabilities	8,920	1,490	(1,300)

Net cash provided by (used in) operating activities	625,409	90,648	(17)

Cash flows from investing activities
Purchase of Notes receivable – Rights to MSRs	(415,995)	(316,622)	—
Reduction in Notes receivable – Rights to MSRs	79,849	20,171	—
Acquisition of advances and other assets (net of liabilities assumed) in connection with the purchase of Notes receivable – Rights to MSRs	(3,842,536)	(2,902,151)	—

Net cash used in investing activities	(4,178,682)	(3,198,602)	—

Cash flows from financing activities
Proceeds from match funded liabilities, net	3,024,800	2,332,486	—
Proceeds from other borrowings	344,750	—	—
Payment of other borrowings	(1,750)	—	—
Payment of debt issuance costs	(28,794)	(10,808)	—
Proceeds from issuance of ordinary shares	334,390	885,457	—
Payment of offering costs	(839)	(5,099)	—
Payment of dividends to shareholders	(107,436)	(18,317)	—

Net cash provided by financing activities	3,565,121	3,183,719	—

Net increase (decrease) in cash and cash equivalents	11,848	75,765	(17)
Cash and cash equivalents at beginning of year	76,048	283	300

Cash and cash equivalents at end of year	$87,896	$76,048	$283

Supplemental cash flow information
Interest paid	$119,428	$31,094	$—
Taxes paid	$499	$—	$—
Supplemental non-cash financing activities
Dividends declared but not paid	$10,653	$6,706	$—
Offering costs accrued but not paid	$—	$506	$—
Debt issuance costs accrued but not paid	$44	$—	$—

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

Basis of Presentation

We prepared the accompanying audited consolidated financial statements in conformity to US GAAP which requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Prior to our IPO on March 5, 2012 we were a developmental stage company. Therefore, our results for the years ended December 31, 2012 and 2011 do not reflect a full twelve months of operations and are not fully comparable to the results for the year ended December 31, 2013.

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

Notes Receivable – Rights to MSRs and Interest Income

In connection with our purchase of the Rights to MSRs we received all the rights and rewards of ownership of mortgage servicing rights absent the necessary approvals required to allow us to become the named servicer under the applicable PSAs. ASC 860, Transfers and Servicing, specifically prohibits accounting for a transfer of servicing rights as a sale if legal title to such servicing rights has not passed to the purchaser. As a result, we are required to account for the purchase of the Rights to MSRs as a financing transaction. We initially recorded the Notes receivable – Rights to MSRs at the purchase price of the Rights to MSRs. At each reporting date, we determine the fair value and adjust the carrying value of the Notes receivable – Rights to MSRs to this amount.

Interest income – Notes Receivable – Rights to MSRs represents the servicing fees earned on the underlying mortgage servicing rights less any amounts due to Ocwen for the servicing activities that it performs. In addition, Interest income – Notes Receivable – Rights to MSRs is reduced by amortization of the Notes Receivable – Rights to MSRs, calculated using the interest method of accounting, and is increased or decreased by incremental changes in the fair value of the Note Receivable – Rights to MSRs. Interest Income is our primary source of income. See Note 10 for more information about how we calculate Interest income – notes receivable – Rights to MSRs.

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

We describe the methodologies that we used and key assumptions that we made to assess the fair value of our financial instruments in more detail below:

Notes Receivable – Rights to MSRs

We established the fair value of the Notes receivable – Rights to MSRs based on an appraisal prepared with the assistance of an independent valuation firm. This appraisal is prepared on a quarterly basis. Significant inputs into the valuation include the following:

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

The following tables present assets and liabilities measured at fair value on a recurring basis categorized by input level within the fair value hierarchy:

	Fair value	Level 1	Level 2	Level 3
At December 31, 2013:
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$633,769	$—	$—	$633,769
Derivative financial instruments	3,835	—	—	3,835

Total assets	$637,604	$—	$—	$637,604

Liabilities:
Derivative financial instruments	$529	$—	$—	$529

Total liabilities	$529	$—	$—	$529

	Fair value	Level 1	Level 2	Level 3
At December 31, 2012:
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$296,451	$—	$—	$296,451

Total assets	$296,451	$—	$—	$296,451

Liabilities:
Derivative financial instruments	$1,076	$—	$—	$1,076

Total liabilities	$1,076	$—	$—	$1,076

The following table presents reconciliations of the changes in fair value of our Level 3 assets and liabilities which we measure at fair value on a recurring basis:

	2013		2012
For the years ended December 31,	Notes receivable – Rights to MSRs	Derivative Financial Instruments	Notes receivable – Rights to MSRs	Derivative Financial Instruments
Beginning balance	$296,451	$(1,076)	$—	$—
Purchases and reductions:
Purchases	417,167	—	316,622	—
Reductions	(79,849)	—	(20,171)	—

	337,318	—	296,451	—

Changes in fair value :
Included in other comprehensive income(loss) (1)	—	4,382	—	(1,076)

	—	4,382	—	(1,076)

Transfers in or out of Level 3	—	—	—	—

Ending balance	$633,769	$3,306	$296,451	$(1,076)

(1)	These pre-tax gains (losses) are attributable to derivatives still held at December 31, 2013 and 2012.

The following tables show the effect on the fair value of the Notes receivable – Rights to MSRs assuming adverse changes to certain key assumptions used in valuing these assets at December 31, 2013 and 2012:

	Discount Rates	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	10% adverse change	10% adverse change
December 31, 2013
Notes receivable – Rights to MSRs	$(12,988)	$(22,537)	$(72,560)

	Discount Rates	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	10% adverse change	10% adverse change
December 31, 2012
Notes receivable – Rights to MSRs	$(6,049)	$(9,715)	$(39,628)

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

The following table shows how we calculated Interest income—notes receivable – Rights to MSRs for the years ended December 31:

	2013	2012	2011
Servicing fees collected	$633,377	$117,789	$—
Subservicing fee payable to Ocwen	317,702	50,173	—

Net servicing fees retained by HLSS	315,675	67,616	—
Reduction in Notes receivable – Rights to MSRs	79,849	20,171	—

	$235,826	$47,445	$—

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

The sources of income (loss) before income taxes for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
U.S. operations	$4,057	$(3,430)	$(1)
Non-U.S. operations	113,834	23,093	(272)

Total	$117,891	$19,663	$(273)

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

Reconciliations of the statutory U.S. federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2013 and 2012 are as follows:

Year Ended December 31, 2013:
Statutory rate	34.0%
State and local income taxes	0.1%
Benefit of Non-U.S. operations(1)	(32.8%)
Release of valuation allowance	(1.0%)
Other	(0.1%)

Effective tax rate per Consolidated Statements of Operations	0.2%

Year Ended December 31, 2012:
Statutory rate	34.0%
State and local income taxes	(0.7%)
Benefit of Non-U.S. operations(1)	(39.9%)
Valuation allowance	6.8%

Effective tax rate per Consolidated Statements of Operations	0.2%

(1)	The majority of our earnings are at Home Loan Servicing Solutions, Ltd., a Cayman Islands entity, which is not engaged in a U.S. trade or business and therefore is not subject to U.S. federal income taxation.

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

The following table summarizes our transactions with Ocwen under the Purchase Agreement for the years ended December 31, 2013 and 2012:

	2013	2012
Servicing fees collected	$633,377	$117,789
Subservicing fee payable to Ocwen	317,702	50,173

Net servicing fees retained by HLSS	315,675	67,616
Reduction in Notes receivable – Rights to MSRs	79,849	20,171

	$235,826	$47,445

Servicing advances purchased from Ocwen in the ordinary course of business	$8,781,034	$1,303,955

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

17. RESTATEMENT

Subsequent to the issuance of the Original Form 10-K, we determined that the Notes receivable – Rights to MSRs and related interest income were materially misstated due to the fact that we did not adjust the Notes receivable – Rights to MSRs to the best estimate of fair value and did not include the effect of such fair value adjustments in the application of the interest method in accounting for the Notes receivable – Rights to MSRs, as of December 31, 2013 and 2012. As a result the following financial statement amounts have been restated from amounts previously reported.

The following table summarizes the effects of the restatement on the consolidated balance sheets as of:

	December 31, 2013			December 31, 2012
(In thousands)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Notes receivable – Rights to MSRs	$651,060	$(17,291)	$633,769	$303,705	$(7,254)	$296,451
All other assets	6,676,903	—	6,676,903	3,281,608	—	3,281,608

Total assets	$7,327,963	$(17,291)	$7,310,672	$3,585,313	$(7,254)	$3,578,059

Total liabilities	$6,094,225	$—	$6,094,225	$2,704,680	$—	$2,704,680

Retained earnings	20,804	(17,291)	3,513	4,493	(7,254)	(2,761)
All other equity	1,212,934	—	1,212,934	876,140	—	876,140

Total equity	1,233,738	(17,291)	1,216,447	880,633	(7,254)	873,379

Total liabilities and equity	$7,327,963	$(17,291)	$7,310,672	$3,585,313	$(7,254)	$3,578,059

The following table summarizes the effects of the restatement on the consolidated statements of operations for the years ended December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
(In thousands)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Interest income – notes receivable – Rights to MSRs	$245,863	$(10,037)	$235,826	$54,699	$(7,254)	$47,445
Interest income – other	2,195	—	2,195	109	—	109

Total interest income	248,058	(10,037)	238,021	54,808	(7,254)	47,554
Related party revenue	1,811	—	1,811	2,316	—	2,316

Total revenue	249,869	(10,037)	239,832	57,124	(7,254)	49,870
Operating expenses	11,870	—	11,870	6,150	—	6,150

Income from operations	237,999	(10,037)	227,962	50,974	(7,254)	43,720
Other expense
Interest expense	110,071	—	110,071	24,057	—	24,057

Total other expense	110,071	—	110,071	24,057	—	24,057

Income before income taxes	127,928	(10,037)	117,891	26,917	(7,254)	19,663
Income tax expense	234	—	234	46	—	46

Net income	$127,694	$(10,037)	$117,657	$26,871	$(7,254)	$19,617

Earnings per share
Basic	$1.99	$(0.16)	$1.83	$1.56	$(0.42)	$1.14

Diluted	$1.99	$(0.16)	$1.83	$1.56	$(0.42)	$1.14

The following table summarizes the effects of the restatement on the consolidated statements of comprehensive income for the years ended December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
(In thousands)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net income	$127,694	$(10,037)	$117,657	$26,871	$(7,254)	$19,617
Total other comprehensive income (loss), net of tax	3,243	—	3,243	(1,076)	—	(1,076)

Total comprehensive income	$130,937	$(10,037)	$120,900	$25,795	$(7,254)	$18,541

The following table summarizes the effects of the restatement on the consolidated statements of cash flows for the years ended December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
(In thousands)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net income	$127,694	$(10,037)	$117,657	$26,871	$(7,254)	$19,617
All other operating cash flows	507,752	—	507,752	71,031	—	71,031

Net cash provided by operating activities	635,446	(10,037)	625,409	97,902	(7,254)	90,648

Reduction in Notes Receivable – Rights to MSRs	69,812	10,037	79,849	12,917	7,254	20,171
All other investing cash flows	(4,258,531)	—	(4,258,531)	(3,218,773)	—	(3,218,773)

Net cash used in investing activities	(4,188,719)	10,037	(4,178,682)	(3,205,856)	7,254	(3,198,602)

Net cash provided by financing activities	3,565,121	—	3,565,121	3,183,719	—	3,183,719

Net increase in cash and cash equivalents	11,848	—	11,848	75,765	—	75,765
Cash and cash equivalents at beginning of year	76,048	—	76,048	283	—	283

Cash and cash equivalents at end of year	$87,896	$—	$87,896	$76,048	$—	$76,048