Form 10-Q/A
period 2014-03-31
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2014-08-18
CIK 1513161

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

Explanatory Note

Home Loan Servicing Solutions, Ltd. (collectively referred to throughout as “HLSS”, “us”, “our”, “we”, or the “Company”) filed our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, (the “Original Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on April 17, 2014. We are filing this Amendment No. 1 to the Form 10-Q (the “Form 10-Q/A”) to properly state the Notes receivable - Rights to MSRs at fair value as of March 31, 2014 and December 31, 2013, and to include the effect of such fair value adjustments in the application of the interest method of accounting in the quarterly periods March 31, 2014 and 2013. Concurrently with the filing of this Form 10-Q/A, we are also filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2013 (the "Original Form 10-K"), filed with the SEC on February 6, 2014 on our Amendment No. 1 to Form 10-K/A (the “Form 10-K/A”, collectively with the Form 10-Q/A, the "Amendments").

The Amendments reduce net income and cash provided by operating activities by $10.0 million for the year ended December 31, 2013 and increase net income by $20.7 million for the first quarter of 2014. In addition, the Amendments increase cash flows from operating activities by $16.7 million in the first quarter of 2014. When adjusting the Notes receivable - Rights to MSRs to fair value, we also adjusted the allocation of net cash received between interest income and reductions of the Notes receivable - Rights to MSRs. The fair value of our Notes receivable - Rights to MSRs decreased by $17.3 million at December 31, 2013 and increased by $20.7 million as of March 31, 2014. The fair value of the Notes Receivable increased to $637.8 million as of March 31, 2014. Further, the Amendments did not impact the Company’s net cash flows for any period. We updated our disclosure in this Form 10-Q/A to conform to the restated financial statements to the extent necessary.

We have determined that, for each period, the difference between the estimated fair value and the carrying value of the Notes receivable - Rights to MSRs, and the resulting impact on the amortization of Notes receivable - Rights to MSRs, was material and, thus, the recorded amounts were not in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). The Company utilized appraisals prepared by independent valuation firms on a quarterly basis when establishing the fair value of the Notes receivable - Rights to MSRs.

At the time the Company issued the financial statements for the relevant periods, our accounting convention provided for an allowable range of variation to the estimated fair value of the Notes receivable - Rights to MSRs of plus or minus 5% based on the belief that this was an acceptable accounting convention. Variances within that range did not result in an adjustment to the carrying value of the assets to the single point estimate of fair value and were not considered in the application of the interest method when accounting for the Notes receivable - Rights to MSRs. The variance observed for the applicable periods fell within that range and, as a result, the Company did not adjust the recorded amount of the Notes receivable - Rights to MSRs. The Company has subsequently determined that it was required under GAAP to adjust the Notes receivable - Rights to MSRs to the best estimate of fair value and to include the effect of such fair value adjustments in the application of the interest method of accounting. The Company’s valuation process now requires us to record the Notes receivable - Rights to MSRs at the single point estimate of fair value.

We also identified a data input error in relation to the valuation of a small subset of our Notes receivable - Rights to MSRs as of December 31, 2013 and March 31, 2014. The impact of this data error of $5.9 million and $9.3 million as of December 31, 2013 and March 31, 2014, respectively, is reflected in the adjustments to the Notes receivable - Rights to MSRs balance for each of the two periods.

The following table summarizes the effects of the restatement on the consolidated balance sheet as of March 31, 2014 and December 31, 2013 (as restated on the Form 10-K/A filed on August 18, 2014).

	March 31, 2014 (Unaudited)
(In thousands)	As Previously Reported	Adjustments	As Restated
Notes Receivable - Rights to MSRs	$634,399	$3,395	$637,794
All other assets	7,233,353	—	7,233,353
Total assets	$7,867,752	$3,395	$7,871,147

Total liabilities	$6,622,447	$—	$6,622,447

Retained earnings	32,520	3,395	35,915
All other equity	1,212,785	—	1,212,785
Total equity	1,245,305	3,395	1,248,700

Total liabilities and equity	$7,867,752	$3,395	$7,871,147

	December 31, 2013
(In thousands)	As Previously Reported	Adjustments	As Restated
Notes Receivable - Rights to MSRs	$651,060	$(17,291)	$633,769
All other assets	6,676,903	—	6,676,903
Total assets	$7,327,963	$(17,291)	$7,310,672

Total liabilities	$6,094,225	$—	$6,094,225

Retained earnings	20,804	(17,291)	3,513
All other equity	1,212,934	—	1,212,934
Total equity	1,233,738	(17,291)	1,216,447

Total liabilities and equity	$7,327,963	$(17,291)	$7,310,672

The following table summarizes the effects of the restatement on the consolidated statements of operations for the three months ended March 31, 2014 and 2013.

	Three months ended March 31, 2014 (Unaudited)
(In thousands)	As Previously Reported	Adjustments	As Restated
Interest income – notes receivable - Rights to MSRs	$81,852	$20,686	$102,538
Interest income – other	2,961	—	2,961
Total interest income	84,813	20,686	105,499
Related party revenue	628	—	628
Total revenue	85,441	20,686	106,127
Operating expenses	4,256	—	4,256
Income from operations	81,185	20,686	101,871
Other expense
Interest expense	37,511	—	37,511
Total other expense	37,511	—	37,511
Income before income taxes	$43,674	$20,686	$64,360
Income tax expense	—	—	—
Net income	$43,674	$20,686	$64,360

Earnings per share
Earnings per share	$0.61	$0.30	$0.91

Diluted earnings per share	$0.61	$0.30	$0.91

	Three months ended March 31, 2013 (Unaudited)
(In thousands)	As Previously Reported	Adjustments	As Restated
Interest income – notes receivable – Rights to MSRs	$44,570	$3,297	$47,867
Interest income – other	102	—	102
Total interest income	44,672	3,297	47,969
Related party revenue	407	—	407
Total revenue	45,079	3,297	48,376
Operating expenses	2,037	—	2,037
Income from operations	43,042	3,297	46,339
Other expense
Interest expense	18,242	—	18,242
Total other expense	18,242	—	18,242
Income before income taxes	24,800	3,297	28,097
Income tax expense	12	—	12
Net income	$24,788	$3,297	$28,085

Earnings per share
Earnings per share	$0.44	$0.06	$0.50

Diluted earnings per share	$0.44	$0.06	$0.50

We have determined that the foregoing errors relating to the valuation of our Notes receivable - Rights to MSRs and the related effect in the application of the interest method in accounting for the Notes receivable - Rights to MSRs giving rise to the restatements constituted a material weakness in our internal control over financial reporting. We intend to fully remediate that weakness during 2014. See “Part I, Item 4 - Controls and Procedures.”

In addition to the above, corresponding changes have been made to the following:

•Part I: Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
•Part I: Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part I: Item 4. Controls and Procedures
•Part II: Item 1A. Risk Factors
•Part II: Item 6. Exhibits

Except as described above, no other changes have been made to the Original Form 10-Q. This Form 10-Q/A speaks as of the filing date of the Original Form 10-Q and has not been updated to reflect events occurring subsequent to the date of the Original Form 10-Q. This Form 10-Q/A should be read in conjunction with other Company filings with the SEC.

HOME LOAN SERVICING SOLUTIONS, LTD.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31, 2014 (Restated)	December 31, 2013 (Restated)
Assets
Cash and cash equivalents	$75,920	$87,896
Match funded advances	6,343,397	6,387,781
Notes receivable – Rights to MSRs	637,794	633,769
Loans held for investment	552,644	—
Related party receivables	67,599	70,049
Deferred tax assets	1,024	1,024
Other assets	192,769	130,153
Total assets	$7,871,147	$7,310,672
Liabilities and Equity
Liabilities
Match funded liabilities	$5,775,180	$5,715,622
Other borrowings	815,431	343,386
Dividends payable	10,653	10,653
Income taxes payable	600	682
Deferred tax liabilities	1,188	1,266
Related party payables	7,885	10,732
Other liabilities	11,510	11,884
Total liabilities	6,622,447	6,094,225
Commitments and Contingencies (See Note 15)
Equity
Equity – Ordinary shares, $.01 par value; 200,000,000 shares authorized; 71,016,771 and 71,016,771 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	710	710
Additional paid-in capital	1,210,057	1,210,057
Retained earnings	35,915	3,513
Accumulated other comprehensive income, net of tax	2,018	2,167
Total equity	1,248,700	1,216,447
Total liabilities and equity	$7,871,147	$7,310,672

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

For the three months ended March 31,
	2014 (Restated)	2013 (Restated)
Revenue
Interest income – notes receivable – Rights to MSRs	$102,538	$47,867
Interest income – other	2,961	102
Total interest income	105,499	47,969
Related party revenue	628	407
Total revenue	106,127	48,376
Operating expenses
Compensation and benefits	1,599	1,166
Related party expenses	372	226
General and administrative expenses	2,285	645
Total operating expenses	4,256	2,037
Income from operations	101,871	46,339
Other expense
Interest expense	37,511	18,242
Total other expense	37,511	18,242
Income before income taxes	64,360	28,097
Income tax expense	—	12
Net income	$64,360	$28,085
Earnings per share
Basic	$0.91	$0.50
Diluted	$0.91	$0.50
Weighted average shares outstanding
Basic	71,016,771	56,628,828
Diluted	71,016,771	56,628,828
Dividends declared per share	$0.45	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

For the three months ended March 31,
	2014 (Restated)	2013 (Restated)
Net income	$64,360	$28,085
Other comprehensive income (loss), before tax:
Change in the value of designated cash flow hedges	(227)	13
Total other comprehensive income (loss), before tax	(227)	13
Income tax related to items of other comprehensive income (loss):
Tax benefit (expense) on change in the value of designated cash flow hedges	78	—
Total income tax benefit (expense) related to items of other comprehensive income (loss)	78	—
Total other comprehensive income (loss), net of tax	(149)	13
Total comprehensive income	$64,211	$28,098

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings (Restated)	Accumulated Other Comprehensive Income (Loss), net of tax	Total (Restated)
	Shares	Amount
Balance at December 31, 2013 (Restated)	71,016,771	$710	$1,210,057	$3,513	$2,167	$1,216,447
Net income (Restated)	—	—	—	64,360	—	64,360
Other comprehensive loss, net of tax	—	—	—	—	(149)	(149)
Issuance of ordinary shares, net of costs	—	—	—	—	—	—
Declaration of cash dividends ($0.45 per share)	—	—	—	(31,958)	—	(31,958)
Balance at March 31, 2014 (Restated)	71,016,771	$710	$1,210,057	$35,915	$2,018	$1,248,700

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit) (Restated)	Accumulated Other Comprehensive Loss, net of tax	Total (Restated)
	Shares	Amount
Balance at December 31, 2012 (Restated)	55,884,718	$559	$876,657	$(2,761)	$(1,076)	$873,379
Net income (Restated)	—	—	—	28,085	—	28,085
Other comprehensive income, net of tax	—	—	—	—	13	13
Issuance of ordinary shares, net of costs	970,578	10	17,569	—	—	17,579
Declaration of cash dividends ($0.38 per share)	—	—	—	(21,605)	—	(21,605)
Balance at March 31, 2013 (Restated)	56,855,296	$569	$894,226	$3,719	$(1,063)	$897,451

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the three months ended March 31,	2014 (Restated)	2013 (Restated)
Cash flows from operating activities
Net income	$64,360	$28,085
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	4,962	3,106
Accretion of original issue discount on other borrowings	185	—
Reduction of purchase premium on loans held for investment	448	—
Increase in the fair value of Notes receivable – Rights to MSRs	(4,025)	—
Changes in assets and liabilities:
Decrease in match funded advances	44,384	277,141
Decrease (increase) in debt service accounts	(3,077)	5,498
Decrease in related party receivables	2,450	24,292
(Decrease) increase in related party payables	(2,847)	32,076
(Increase) in other assets	(2,645)	(382)
(Decrease) increase in other liabilities	(428)	575
Net cash provided by operating activities	103,767	370,391
Cash flows from investing activities
Purchase of notes receivable – Rights to MSRs	—	(100,737)
Reduction in notes receivable – Rights to MSRs	—	7,339
Purchase of loans held for investment	(556,618)	—
Proceeds from loans held for investment	3,526	—
Cash used in advance financing receivables transaction	(55,702)	—
Acquisition of advances in connection with the purchase of residential mortgage assets	—	(713,582)
Net cash used in investing activities	(608,794)	(806,980)
Cash flows from financing activities
Proceeds from match funded liabilities, net	59,558	430,043
Proceeds from other borrowings	472,734	—
Payment of other borrowings	(875)	—
Payment of debt issuance costs	(6,408)	(5,036)
Proceeds from issuance of ordinary shares	—	17,633
Payment of offering costs	—	(22)
Payment of dividends to shareholders	(31,958)	(20,920)
Net cash provided by financing activities	493,051	421,698
Net (decrease) in cash	(11,976)	(14,891)
Cash at beginning of period	87,896	76,048
Cash at end of period	$75,920	$61,157
Supplemental non-cash financing activities
Dividends declared but not paid	$10,653	$7,391
Offering costs accrued but not paid	$—	$32
Debt issuance costs accrued but not paid	$58	$309

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

Certain disclosures included in the Company’s Annual Report are not required to be included on an interim basis in the Company’s Quarterly Reports on Forms 10-Q. The Company has condensed or omitted these disclosures. Therefore, this Form 10-Q/A should be read in conjunction with the Company’s amended Annual Report on Form 10-K filed with the SEC on August 18, 2014 ("the Form 10-K/A").

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

The following tables present reconciliations of the fair value and changes in fair value of our Level 3 assets and liabilities which we measure at fair value on a recurring basis:

At March 31, 2014:	Fair value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$637,794	$—	$—	$637,794
Derivative financial instruments	3,523	—	—	3,523
Total assets	$641,317	$—	$—	$641,317
Liabilities:
Derivative financial instruments	$444	$—	$—	$444
Total liabilities	$444	$—	$—	$444

At December 31, 2013:	Fair value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$633,769	$—	$—	$633,769
Derivative financial instruments	3,835	—	—	3,835
Total assets	$637,604	$—	$—	$637,604
Liabilities:
Derivative financial instruments	$529	$—	$—	$529
Total liabilities	$529	$—	$—	$529

	2014		2013
For the three months ended March 31,	Notes receivable – Rights to MSRs	Derivative Financial Instruments	Notes receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$633,769	$3,306	$296,451	$(1,076)
Purchases and reductions:
Purchases	—	—	100,707	—
Reductions	—	—	(7,339)	—
	$—	$—	$93,368	$—
Changes in fair value :
Included in net income (1)	4,025	—	—	—
Included in other comprehensive income (2)	—	(227)	—	13
	4,025	(227)	—	13
Transfers in or out of Level 3	—	—	—	—
Ending balance	$637,794	$3,079	$389,819	$(1,063)

(1)
Changes in fair value of the Notes receivable – Rights to MSRs are included in Interest income in the Interim Condensed Consolidated Statements of Operations. See Note 10 for additional information regarding our Interest income.

(2)	These pre-tax gains (losses) are attributable to derivatives still held at March 31, 2014 and March 31, 2013, respectively.

The following table shows the effect on the fair value of the Notes receivable – Rights to MSRs assuming adverse changes to certain key assumptions used in valuing these assets at March 31, 2014 and December 31, 2013:

	Discount Rate	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	10% adverse change	10% adverse change
At March 31, 2014:
Notes receivable – Rights to MSRs	$(12,936)	$(21,693)	$(71,773)

	Discount Rate	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	10% adverse change	10% adverse change
At December 31, 2013:
Notes receivable – Rights to MSRs	$(12,988)	$(22,537)	$(72,560)

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

(6)
We provided financing to Ocwen for GNMA EBO advances as part of the GNMA EBO Transaction. We accounted for this as a financing transaction and receive interest income at a rate of 1- Month LIBOR plus 450 bps.

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

The following table shows how we calculated Interest income - notes receivable – Rights to MSRs for the three months ended March 31:

	Three Months
	2014	2013
Servicing fees collected	$189,157	$102,258
Subservicing fee payable to Ocwen	(90,644)	(47,052)
Net servicing fees retained by HLSS	98,513	55,206
Reductions in Notes receivable – Rights to MSRs	—	(7,339)
Increase in fair value of Notes receivable – Rights to MSRs	4,025	—
	$102,538	$47,867

Interest Income – Other

Additional sources of revenue for us are the interest we earn on our GNMA EBO loans, financing of GNMA EBO advances, operating bank accounts and the custodial account balances related to the mortgage loans serviced which are not included in our Interim Condensed Consolidated Balance Sheets. The following table shows our Interest income – other in more detail for the three months ended March 31:

	Three Months
	2014	2013
Loan interest (1)	$1,784	$—
Advance financing interest (2)	202	—
Bank account interest	975	102
	$2,961	$102

(1)	Represents interest earned at the stated note rate on each individual GNMA EBO loan, net of the amortization of the purchase premium on our GNMA EBO loans using the interest method of accounting.

(2)	Represents interest earned on advance financing we provided to Ocwen in connection with their role as a servicer of agency loans.

11. INTEREST EXPENSE

The following table presents the components of Interest expense for the three months ended March 31:

	Three Months
	2014	2013
Match funded liabilities	$26,830	$14,781
Other borrowings	5,323	—
Amortization of debt issuance costs	4,962	3,106
Interest rate swaps	396	355
	$37,511	$18,242

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

In addition to the acquisition of residential mortgage assets described in Note 2, the following table summarizes our transactions with Ocwen for the three months ended March 31:

	Three Months
	2014	2013
Servicing fees collected	$189,157	$102,258
Subservicing fee payable to Ocwen	(90,644)	(47,052)
Net servicing fees retained by HLSS	98,513	55,206
Reductions in Notes receivable – Rights to MSRs	—	(7,339)
Increase in fair value of Notes receivable – Rights to MSRs	4,025	—
	102,538	47,867

Servicing advances purchased from Ocwen in the ordinary course of business	$3,503,375	$695,105

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

17. RESTATEMENT

Subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, (the “Original Form 10-K”), with the SEC on February 6, 2014 and the filing of the Original Form 10-Q for the three months ended March 31, 2014, we determined that the Notes Receivable - Rights to MSRs and related interest income were materially misstated due to the fact that we did not adjust the Notes Receivable - Rights to MSRs to the best estimate of fair value and did not include the effect of such fair value adjustments in the application of the interest method in accounting for the Notes receivable - Rights to MSRs. As a result, the following financial statement amounts have been restated from amounts previously reported.

The following table summarizes the effects of the restatement on the consolidated balance sheet as of March 31, 2014 and December 31, 2013 (as restated on the Form 10-K/A filed on August 18, 2014).

	March 31, 2014 (Unaudited)
(In thousands)	As Previously Reported	Adjustments	As Restated
Notes Receivable - Rights to MSRs	$634,399	$3,395	$637,794
All other assets	7,233,353	—	7,233,353
Total assets	$7,867,752	$3,395	$7,871,147

Total liabilities	$6,622,447	$—	$6,622,447

Retained earnings	32,520	3,395	35,915
All other equity	1,212,785	—	1,212,785
Total equity	1,245,305	3,395	1,248,700

Total liabilities and equity	$7,867,752	$3,395	$7,871,147

	December 31, 2013
(In thousands)	As Previously Reported	Adjustments	As Restated
Notes Receivable - Rights to MSRs	$651,060	$(17,291)	$633,769
All other assets	6,676,903	—	6,676,903
Total assets	$7,327,963	$(17,291)	$7,310,672

Total liabilities	$6,094,225	$—	$6,094,225

Retained earnings	20,804	(17,291)	3,513
All other equity	1,212,934	—	1,212,934
Total equity	1,233,738	(17,291)	1,216,447

Total liabilities and equity	$7,327,963	$(17,291)	$7,310,672

The following table summarizes the effects of the restatement on the consolidated statements of operations for the three months ended March 31, 2014 and 2013.

	Three months ended March 31, 2014 (Unaudited)
(In thousands)	As Previously Reported	Adjustments	As Restated
Interest income – notes receivable - Rights to MSRs	$81,852	$20,686	$102,538
Interest income – other	2,961	—	2,961
Total interest income	84,813	20,686	105,499
Related party revenue	628	—	628
Total revenue	85,441	20,686	106,127
Operating expenses	4,256	—	4,256
Income from operations	81,185	20,686	101,871
Other expense
Interest expense	37,511	—	37,511
Total other expense	37,511	—	37,511
Income before income taxes	$43,674	$20,686	$64,360
Income tax expense	—	—	—
Net income	$43,674	$20,686	$64,360

Earnings per share
Earnings per share	$0.61	$0.30	$0.91

Diluted earnings per share	$0.61	$0.30	$0.91

	Three months ended March 31, 2013 (Unaudited)
(In thousands)	As Previously Reported	Adjustments	As Restated
Interest income – notes receivable – Rights to MSRs	$44,570	$3,297	$47,867
Interest income – other	102	—	102
Total interest income	44,672	3,297	47,969
Related party revenue	407	—	407
Total revenue	45,079	3,297	48,376
Operating expenses	2,037	—	2,037
Income from operations	43,042	3,297	46,339
Other expense
Interest expense	18,242	—	18,242
Total other expense	18,242	—	18,242
Income before income taxes	24,800	3,297	28,097
Income tax expense	12	—	12
Net income	$24,788	$3,297	$28,085

Earnings per share
Earnings per share	$0.44	$0.06	$0.50

Diluted earnings per share	$0.44	$0.06	$0.50

The following table summarizes the effects of the restatement on the consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013.

	Three months ended March 31, 2014 (Unaudited)
(In thousands)	As Previously Reported	Adjustments	As Restated
Net income	$43,674	$20,686	$64,360

Total other comprehensive loss, before tax	(227)	—	(227)
Tax benefit on other comprehensive loss	78	—	78
Total other comprehensive loss, net of tax	(149)	—	(149)

Total comprehensive income	$43,525	$20,686	$64,211

	Three months ended March 31, 2013 (Unaudited)
(In thousands)	As Previously Reported	Adjustments	As Restated
Net income	$24,788	$3,297	$28,085

Total other comprehensive income, before tax	13	—	13
Tax expense on other comprehensive income	—	—	—
Total other comprehensive income, net of tax	13	—	13

Total comprehensive income	$24,801	$3,297	$28,098

The following table summarizes the effects of the restatement on the consolidated statements of cash flows for the three months ended March 31, 2014 and 2013.

	March 31, 2014 (Unaudited)
(In thousands)	As Previously Reported	Adjustments	As Restated
Net income	$43,674	$20,686	$64,360
Increase in fair value of Notes receivable – Rights to MSRs	—	(4,025)	(4,025)
All other operating cash flows	43,432	—	43,432
Net cash provided by operating activities	87,106	16,661	103,767

Reduction in Notes receivable – Rights to MSRs	16,661	(16,661)	—
All other investing cash flows	(608,794)	—	(608,794)
Net cash used in investing activities	(592,133)	(16,661)	(608,794)

Net cash provided by financing activities	493,051	—	493,051
Net decrease in cash and cash equivalents	(11,976)	—	(11,976)
Cash and cash equivalents at beginning of period	87,896	—	87,896
Cash and cash equivalents at end of period	$75,920	$—	$75,920

	March 31, 2013 (Unaudited)
(In thousands)	As Previously Reported	Adjustments	As Restated
Net income	$24,788	$3,297	$28,085
All other operating cash flows	342,306	—	342,306
Net cash provided by operating activities	367,094	3,297	370,391

Reduction in Notes receivable – Rights to MSRs	10,636	(3,297)	7,339
All other investing cash flows	(814,319)	—	(814,319)
Net cash used in investing activities	(803,683)	(3,297)	(806,980)

Net cash provided by financing activities	421,698	—	421,698
Net decrease in cash and cash equivalents	(14,891)	—	(14,891)
Cash and cash equivalents at beginning of period	76,048	—	76,048
Cash and cash equivalents at end of period	$61,157	$—	$61,157

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

These forward-looking statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “consider,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance as they are subject to certain assumptions, inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

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

•	Assumptions about the availability of additional portfolios of subprime and Alt-A mortgage servicing rights and our ability to acquire additional Mortgage Servicing Assets from Ocwen and others;

•	Assumptions about the effectiveness of our hedging strategy;

•	Expectations regarding incentive fees in our servicing contract and the stability of our gross servicing margin;

•	Our competitive position;

•	Our dependence on the services of our senior management team;

•	The susceptibility of our Notes receivable – Rights to MSRs to fluctuations in valuation;

•
The impact of the change in our accounting convention related to the valuation of our Notes receivable – Rights to MSRs and timing and cost of the remediation of a related material weakness in our internal control over financial reporting as described in the Explanatory Note and in Part II, Item 4, "Controls and Procedures;"

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

All forward-looking statements are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Important factors that could cause or contribute to such difference include those risks specific to our business detailed within this report and our other reports and filings with the SEC including our Form 10-K/A dated August 18, 2014. You should not place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to update or revise forward-looking statements¸ whether as a result of new information, future events or otherwise. You should carefully consider the risk factors described under the heading “Risk Factors” within our Form 10-K/A dated August 18, 2014 and Part II, Item 1A, “Risk Factors".

INTRODUCTION

The following discussion of our results of operations and changes in financial condition and liquidity should be read in conjunction with our Interim Condensed Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-Q/A and within our Form 10-K/A.

The financial information included herein has been restated for the effects of the adjustment described in the Explanatory Note and in Note 17 of Part I, Item I, “Interim Condensed Consolidated Financial Statements”.

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

Changes in Results of Operations Summary

The following table summarizes our condensed consolidated operating results for the three months ended March 31:

	Three Months
	2014	2013
Revenue	$106,127	$48,376
Operating expenses	4,256	2,037
Income from operations	101,871	46,339
Interest expense	37,511	18,242
Income before income taxes	64,360	28,097
Income tax expense	—	12
Net income	$64,360	$28,085

Three Months Ended March 2014 versus 2013. Revenue primarily includes interest income recorded on Notes receivable – Rights to MSRs using the interest method. Our 2014 Interest income exceeds 2013 Interest income because our average UPB for the three months ended March 31, 2014 and 2013 was $177.9 billion and $80.4 billion. In addition, lower prepayment speeds for the UPB tied to our Notes receivable – Rights to MSRs contributed to greater Interest income during 2014. Average prepayment speeds were 12.7% for the three months ended March 31, 2013 compared to 9.9% during the three months ended March 31, 2014. We also recognized an increase in our interest income of $20,686 and $3,297, respectively, for the three months ended March 31, 2014 and 2013, as a result of the changes in the fair value of our Notes receivable – Rights to MSRs. Lastly, the interest earned on our GNMA EBO Transaction during the three months ended March 31, 2014, contributed to the increase in interest income as it represents a new residential mortgage asset class for 2014.

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

Summary Operating Information

We operate the business as a single reportable segment: residential mortgage assets. For purposes of our internal management reporting, we separately report the components of Interest income – notes receivable – Rights to MSRs which include Servicing fee revenue, Servicing expense, Amortization of Notes receivable - Rights to MSRs and Change in fair value of Notes receivable - Rights to MSRs. We provide a reconciliation of our reported results to our internal management reporting for the three months ended March 31, 2014 and March 31, 2013 in the following tables.

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

	Condensed Consolidated Results (GAAP) (Restated)	Adjustments	Management Reporting (Non-GAAP)
For the three months ended March 31, 2014:
Revenue
Servicing fee revenue (1)	$—	$189,157	$189,157
Interest income - notes receivable – Rights to MSRs (2)	102,538	(102,538)	—
Interest income – other	2,961	—	2,961
Related party revenue	628	—	628
Total revenue	106,127	86,619	192,746
Operating expenses
Compensation and benefits	1,599	—	1,599
Servicing expense (3)	—	90,644	90,644
Amortization of Notes receivable - Rights to MSRs (4)	—	16,661	16,661
Change in fair value of Notes receivable - Rights to MSRs (5)	—	(20,686)	(20,686)
Related party expenses	372	—	372
General and administrative expenses	2,285	—	2,285
Total operating expenses	4,256	86,619	90,875
Income from operations	$101,871	$—	$101,871

	Condensed Consolidated Results (GAAP) (Restated)	Adjustments	Management Reporting (Non-GAAP)
For the three months ended March 31, 2013:
Revenue
Servicing fee revenue (1)	$—	$102,258	$102,258
Interest income - notes receivable – Rights to MSRs (2)	47,867	(47,867)	—
Interest income – other	102	—	102
Related party revenue	407	—	407
Total revenue	48,376	54,391	102,767
Operating expenses
Compensation and benefits	1,166	—	1,166
Servicing expense (3)	—	47,052	47,052
Amortization of Notes receivable - Rights to MSRs (4)	—	10,636	10,636
Change in fair value of Notes receivable - Rights to MSRs (5)	—	(3,297)	(3,297)
Related party expenses	226	—	226
General and administrative expenses	645	—	645
Total operating expenses	2,037	54,391	56,428
Income from operations	$46,339	$—	$46,339

(1)	Servicing fee revenue reflects servicing fees received under our agreements with Ocwen.

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

(3)	Servicing expense reflects the fee we paid under the agreements with Ocwen.

(4)	Amortization of MSRs reflects reductions in the value of the Notes receivable – Rights to MSRs due to UPB runoff.

(5)
Our methodology of determining the fair value of Notes receivable - Rights to MSRs is described in Part I, Item I, "Interim Condensed Consolidated Financial Statements – Note 3, Fair Value of Financial Instruments." In our Interim Condensed Consolidated Statements of Operations, we record changes in fair value as a component of Interest income - notes receivable - Rights to MSRs. In our Interim Condensed Consolidated Statements of Cash Flows, we record changes in fair value as Reductions to notes receivable - Rights to MSRs, and we record operating cash flows to the extent that an increase in fair value exceeds amortization.

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

The servicing expense paid to Ocwen during the three months ended March 31, 2014 included $22,699 for the base fee and $67,945 in incentive fees. The servicing expense paid to Ocwen during the comparable 2013 period included $12,271 for the base fee and $34,781 in incentive fees. The difference is primarily attributable to increased average UPB period over period. Amortization of Notes receivable – Rights to MSRs relates to reduction in UPB due to portfolio run-off and is greater during 2014 due to larger average UPB. Lastly, in relation to our Notes receivable – Rights to MSRs, we recorded an increase in the fair value of $20,686 for the three months ended March 31, 2014 compared to $3,297 for the three months ended March 31, 2013.

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

Change in Financial Condition Summary

The overall increase in total assets of $560,475 and total liabilities of $528,222 during the three months ended March 31, 2014 primarily resulted from:

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

Our assets at March 31, 2014, include Notes receivable – Rights to MSRs which had a balance of $637,794 representing 8.1% of total assets at March 31, 2014. Notes receivable – Rights to MSRs are carried at fair value which is determined based on an appraisal prepared with the assistance of an independent valuation firm and requires the use of significant unobservable inputs. The most significant assumptions used in the appraisal are:

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

Total equity amounted to $1,248,700 at March 31, 2014 as compared to $1,216,447 at December 31, 2013. This increase of $32,253 is primarily due to net income of $64,360, offset by dividends declared of $31,958. In addition, we recorded $149 of unrealized losses (net of tax) on interest rate swaps that we designated as cash flow hedges.

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

Cash flows for the three months ended March 31.

The following table presents a summary of our cash flows for the three months ended March 31:

	2014	2013
Net income	$64,360	$28,085
Adjustments for non-cash items	1,570	3,106
Changes in working capital amounts	37,837	339,200
Cash flows from operating activities	103,767	370,391
Cash flows from investing activities	(608,794)	(806,980)
Cash flows from financing activities	493,051	421,698
Net decrease in cash	(11,976)	(14,891)
Cash at beginning of period	87,896	76,048
Cash at end of period	$75,920	$61,157

Three months ended March 31, 2014. Our operating activities provided $103,767 of cash. Components of operating cash flows included amounts provided by a decrease in working capital accounts of $37,837 and by our Net income of $64,360, adjusted for amortization of debt issuance costs of $4,962, accretion of our original issuance discount related to our senior secured term loan facility of $185 and amortization of our GNMA EBO loan purchase premium of $448 and an increase in the fair value of our Notes receivable – Rights to MSRs in excess of Reductions in Notes receivable – Rights to MSRs of $4,025. The primary contributors to the changes in working capital accounts were reductions in Match funded advances of $44,384 and Related party receivables of $2,450, offset by increases in debt service accounts of $3,077 and a decrease in Related party payables of $2,847. The remainder of the working capital activity relates to a net decrease in cash flows from operations due to movements in other assets and other liabilities of $3,073, primarily attributable to an increase in accrued interest income related to the GNMA EBO Transaction.

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

Our investing activities used $608,794 of cash during the three months ended March 31, 2014 which primarily related to our acquisition of GNMA EBO loans from Ocwen. We paid $556,618 to Ocwen for the GNMA EBO loans. This purchase was offset by reductions of $3,526 from the payoff of certain loans in our GNMA EBO loan portfolio. In addition, we used $55,702 of cash to finance GNMA EBO advances.

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

Three months ended March 31, 2013. Our operating activities provided $370,391 of cash. Components of operating cash flows included amounts provided by changes in working capital accounts of $339,200 and by our Net income of $28,085, adjusted for amortization of debt issuance costs of $3,106. The primary contributors to the change in working capital accounts were reductions in Match funded advances of $277,141, decreases in Related party receivables of $24,292 and debt service accounts of $5,498, and increases in related party payables of $32,076. The remainder of the working capital activity relates to a net increase in cash flows from operations due to movements in other assets and other liabilities of $193.

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

Our investing activities used $806,980 of cash during the period which primarily related to our acquisition of Rights to MSRs and related Match funded advances associated with our Flow 3 purchase from Ocwen. We paid $100,737 to Ocwen for Notes receivable – Rights to MSRs and $713,582 for Match funded advances. Finally, we had a reduction in Notes receivable – Rights to MSRs of $7,339 due to UPB runoff and the application of the interest method.

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

CRITICAL ACCOUNTING POLICIES

There were no significant changes to the accounting policies that we believe are the most critical to an understanding of our results of operations and financial condition which are disclosed in our most recent Form 10-K/A for the year ended December 31, 2013.

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

March 31, 2014
Variable-rate borrowings outstanding (1)	$1,648,926
Fixed-rate borrowings outstanding	3,678,500
Custodial account balances (excluded from our Interim Condensed Consolidated Balance Sheet)	973,481
Notional balance of interest rate swaps (2)	470,249

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
ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2014. Based upon that evaluation, and in connection with the restatements described in Note 17 to the accompanying condensed consolidated financial statements, management has determined that the Company's disclosure controls and procedures were not effective as of March 31, 2014 solely as a result of this material weakness which had not been remediated as of March 31, 2014.

We are committed to a strong internal control environment and are currently taking steps to remediate this material weakness. Specifically, management will establish an internal cash flow model to evaluate changes in fair value of our Notes receivable - Rights to MSRs, and this model will be reconciled to valuations provided by independent third parties. We will also include the effect of fair value adjustments in the application of the interest method in accounting for our Notes receivable - Rights to MSRs. Additionally, we will perform reconciliations of data underlying the valuation models provided to independent valuation firms to ensure the data is accurate. We intend to implement this process immediately and to complete remediation during 2014. We believe that this remediation action will represent significant improvement in our internal control environment.

There have been no changes in our internal control over financial reporting that have occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, “Interim Condensed Consolidated Financial Statements — Note 15, “Commitments and Contingencies,” for more information regarding legal proceedings.

ITEM 1A. RISK FACTORS
The only change to our risk factors since our filing of our Form 10-K/A is set forth below.

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

We include a discussion of all other principal risks and uncertainties that affect or could affect our business operations within our latest Form 10-K/A.

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

HOME LOAN SERVICING SOLUTIONS, LTD.

Date:	August 18, 2014	By:/s/ James E. Lauter
James E. Lauter
Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)