Form 10-Q
period 2014-06-30
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2014-08-18
CIK 1513161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

Number of Ordinary Shares, $0.01 par value, outstanding as of August 18, 2014: 71,016,771 shares.

HOME LOAN SERVICING SOLUTIONS, LTD.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2014	December 31, 2013 (Restated)
Assets
Cash and cash equivalents	$89,418	$87,896
Match funded advances	6,133,758	6,387,781
Notes receivable – Rights to MSRs	629,579	633,769
Loans held for investment	802,091	—
Related party receivables	17,054	70,049
Deferred tax assets	1,024	1,024
Other assets	261,579	130,153
Total assets	$7,934,503	$7,310,672
Liabilities and Equity
Liabilities
Match funded liabilities	$5,593,927	$5,715,622
Other borrowings	1,049,728	343,386
Dividends payable	11,363	10,653
Income taxes payable	600	682
Deferred tax liabilities	578	1,266
Related party payables	2,990	10,732
Other liabilities	11,147	11,884
Total liabilities	6,670,333	6,094,225
Commitments and Contingencies (See Note 18)
Equity
Equity – Ordinary shares, $.01 par value; 200,000,000 shares authorized; 71,016,771 shares issued and outstanding at June 30, 2014, and December 31, 2013	710	710
Additional paid-in capital	1,210,121	1,210,057
Retained earnings	52,488	3,513
Accumulated other comprehensive income, net of tax	851	2,167
Total equity	1,264,170	1,216,447
Total liabilities and equity	$7,934,503	$7,310,672

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Three Months		Six Months
For the periods ended June 30,	2014	2013 (Restated)	2014	2013 (Restated)
Revenue
Interest income – notes receivable – Rights to MSRs	$86,574	$65,792	$189,112	$113,659
Interest income – other	7,790	97	10,751	199
Total interest income	94,364	65,889	199,863	113,858
Related party revenue	773	560	1,401	967
Total revenue	95,137	66,449	201,264	114,825
Operating expenses
Compensation and benefits	1,825	1,602	3,424	2,768
Related party expenses	496	226	868	452
General and administrative expenses	2,155	734	4,440	1,379
Total operating expenses	4,476	2,562	8,732	4,599
Income from operations	90,661	63,887	192,532	110,226
Other expense
Interest expense	40,001	20,034	77,512	38,276
Total other expense	40,001	20,034	77,512	38,276
Income before income taxes	50,660	43,853	115,020	71,950
Income tax expense	—	27	—	39
Net income	$50,660	$43,826	$115,020	$71,911
Earnings per share
Basic	$0.71	$0.76	$1.62	$1.26
Diluted	$0.71	$0.76	$1.62	$1.26
Weighted average shares outstanding
Basic	71,016,771	57,633,399	71,016,771	57,133,888
Diluted	71,016,771	57,633,399	71,016,771	57,133,888
Dividends declared per share	$0.48	$0.42	$0.93	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months		Six Months
For the periods ended June 30,	2014	2013 (Restated)	2014	2013 (Restated)
Net income	$50,660	$43,826	$115,020	$71,911
Other comprehensive income (loss), before tax:
Change in the value of designated cash flow hedges	(1,778)	5,340	(2,005)	5,353
Total other comprehensive income (loss), before tax	(1,778)	5,340	(2,005)	5,353
Income tax related to items of other comprehensive income (loss):
Tax benefit (expense) on change in the value of designated cash flow hedges	611	(1,623)	689	(1,623)
Total income tax benefit (expense) related to items of other comprehensive income (loss)	611	(1,623)	689	(1,623)
Total other comprehensive income (loss), net of tax	(1,167)	3,717	(1,316)	3,730
Total comprehensive income	$49,493	$47,543	$113,704	$75,641

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) net of Tax	Total
	Shares	Amount
Balance at December 31, 2013 (Restated)	71,016,771	$710	$1,210,057	$3,513	$2,167	$1,216,447
Net income	—	—	—	115,020	—	115,020
Other comprehensive loss, net of tax	—	—	—	—	(1,316)	(1,316)
Stock compensation	—	—	64	—	—	64
Declaration of cash dividends ($0.93 per share)	—	—	—	(66,045)	—	(66,045)
Balance at June 30, 2014	71,016,771	$710	$1,210,121	$52,488	$851	$1,264,170

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit) (Restated)	Accumulated Other Comprehensive Income (Loss) net of Tax	Total (Restated)
	Shares	Amount
Balance at December 31, 2012 (Restated)	55,884,718	$559	$876,657	$(2,761)	$(1,076)	$873,379
Net income (Restated)	—	—	—	71,911	—	71,911
Other comprehensive income, net of tax	—	—	—	—	3,730	3,730
Issuance of ordinary shares, net of costs	15,132,053	151	333,548	—	—	333,699
Declaration of cash dividends ($0.80 per share)	—	—	—	(47,467)	—	(47,467)
Balance at June 30, 2013 (Restated)	71,016,771	$710	$1,210,205	$21,683	$2,654	$1,235,252

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the six months ended June 30,	2014	2013 (Restated)
Cash flows from operating activities
Net income	$115,020	$71,911
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	9,560	6,687
Accretion of original issue discount on other borrowings	372	8
Net amortization of purchase premiums and discounts on Loans held for investment	1,641	—
Increase in the fair value of notes receivable – Rights to MSRs	—	(2,588)
Share-based compensation expense	64	—
Changes in assets and liabilities:
Decrease in match funded advances	254,023	474,544
(Increase) decrease in debt service accounts	(42,254)	18,971
Decrease in related party receivables	52,995	22,104
(Decrease) increase in related party payables	(7,741)	13,768
(Increase) decrease in other assets	(10,415)	736
(Decrease) increase in other liabilities	(1,030)	5,739
Net cash provided by operating activities	372,235	611,880
Cash flows from investing activities
Purchase of notes receivable – Rights to MSRs	—	(147,450)
Reduction in notes receivable – Rights to MSRs	4,190	7,339
Purchase of loans held for investment	(832,866)	—
Proceeds from loans held for investment	29,133	—
Cash used in advance financing receivables transaction	(81,688)	—
Cash from reduction in advance financing receivables	1,216
Acquisition of advances in connection with the purchase of Residential Mortgage Assets	—	(1,082,359)
Net cash used in investing activities	(880,015)	(1,222,470)
Cash flows from financing activities
(Repayments of) proceeds from match funded liabilities, net	(121,693)	600,268
Proceeds from other borrowings	707,720	344,750
Payment of other borrowings	(1,750)	—
Payment of debt issuance costs	(9,639)	(13,747)
Proceeds from issuance of ordinary shares	—	334,390
Payment of offering costs	—	(392)
Payment of dividends to shareholders	(65,336)	(44,231)
Net cash provided by financing activities	509,302	1,221,038
Net increase in cash	1,522	610,448
Cash at beginning of period	87,896	76,048
Cash at end of period	$89,418	$686,496
Supplemental non-cash financing activities
Dividends declared but not paid	$11,363	$9,942
Offering costs accrued but not paid	$—	$299
Debt issuance costs accrued but not paid	$330	$1,048

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise stated, except share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiaries (collectively referred to throughout as “HLSS”, “us”, “our”, “we” or the “Company”) focus on acquiring mortgage servicing rights and the related servicing advances, Loans held for investment and other residential mortgage-related assets ("Residential Mortgage Assets").

Basis of Presentation and Use of Estimates

We prepared the accompanying unaudited Interim Condensed Consolidated Financial Statements in conformity with the instructions of the Securities and Exchange Commission (“SEC”) to Form 10-Q for interim financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly significant relate to our fair value measurements of Notes receivable – Rights to MSRs and of Loans held for investment.

Principles of Consolidation

Our financial statements include the accounts of Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiaries as well as four variable interest entities (“VIE”) of which we are the primary beneficiary. We eliminate intercompany accounts and transactions in consolidation.

We evaluate each special purpose entity (“SPE”) for classification as a VIE. When a SPE meets the definition of a VIE and we determine that HLSS is the primary beneficiary, we include the SPE in our Interim Condensed Consolidated Financial Statements.

Our Match funded advances are in two SPEs along with related Match funded liabilities (the "Match Funded Advances SPEs"). We determined that these SPEs are VIEs of which we are the primary beneficiaries. The accounts of these SPEs are included in our Interim Condensed Consolidated Financial Statements.

Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. The SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of our advance facility agreements. These transfers do not qualify for sale accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred advances on our Interim Condensed Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. We use collections on the Match funded advances pledged to the SPEs to repay principal and to pay interest and the expenses of the SPEs. Holders of the debt issued by the SPEs can look only to the assets of the entity itself for satisfaction of the debt and have no recourse against HLSS.

Our Loans held for investment are in two SPEs along with related Other borrowings (the "Mortgage Loans SPEs"). We determined that these SPEs are VIEs of which we are the primary beneficiaries. The accounts of these SPEs are included in our Interim Condensed Consolidated Financial Statements.

Loans held for investment are transferred to SPEs in exchange for cash, and the SPEs issue debt collateralized by these loans. These transfers do not qualify for sale accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred loans on our Interim Condensed Consolidated Balance Sheet as Loans held for investment and the related liabilities as Other borrowings. We use collections on the Loans held for investment pledged to the SPEs to repay principal and to pay interest and the expenses of the SPEs. Holders of the debt issued by the SPEs can look beyond the assets of the SPEs for satisfaction of the debt and therefore have recourse against HLSS. It is our expectation that the cash flows of the SPEs will be sufficient to meet all claims of the debt holders. HLSS is responsible for making any principal or interest payments to the debt holders not covered by the cash flows of the SPEs.

The following tables summarize the assets and liabilities of our consolidated SPEs at the dates indicated:

At June 30, 2014	Match Funded Advance SPEs	Mortgage Loans SPEs	Total

Match funded advances	$6,133,758	$—	$6,133,758
Loans held for investment	—	802,091	802,091
Related party receivables (1)	8,583	1,160	9,743
Other assets (2)	156,615	96,837	253,452
Total assets	$6,298,956	$900,088	$7,199,044

Match funded liabilities	$5,593,927	$—	$5,593,927
Other borrowings (3)	—	681,820	681,820
Related party payables	—	248	248
Other liabilities	4,926	1,234	6,160
Total liabilities	$5,598,853	$683,302	$6,282,155

At December 31, 2013	Match Funded Advance SPEs	Mortgage Loans SPEs	Total

Match funded advances	$6,387,781	$—	$6,387,781
Loans held for investment	—	—	—
Related party receivables (1)	60,239	—	60,239
Other assets (2)	119,902	—	119,902
Total assets	$6,567,922	$—	$6,567,922

Match funded liabilities	$5,715,622	$—	$5,715,622
Other borrowings (3)	—	—	—
Related party payables	—	—	—
Other liabilities	4,673	—	4,673
Total liabilities	$5,720,295	$—	$5,720,295

(1)
Related party receivables principally include Match funded advance collections that were in-transit to pay down our Match funded liabilities as of each presented period. See Note 17 for more information about our Related party receivables.

(2)	Other assets principally include debt service accounts, debt issuance costs and advances we financed as part of asset acquisitions. See Note 6 for more information about our Other assets.

(3)	Other borrowings include the carrying value of our borrowings to acquire Loans held for investment. See Note 8 for more information about our Other borrowings.

Loans Held for Investment and Related Accrued Income

Loans held for investment consist of residential mortgage loans acquired from others. The Company does not originate loans. Each acquired loan is evaluated at acquisition to determine if the loan is impaired at the time of acquisition.

The Company evaluates purchased loans that are not deemed impaired upon acquisition in accordance with the provisions of Accounting Standards Codification ("ASC") ASC 310-20, Receivables - Nonrefundable Fees and Other Costs. The fair value premium or discount on these loans is amortized into interest income over the weighted average life of the loans using a level yield method. Interest income is accrued at the rate specified in the individual loan agreements based on the unpaid principal balance ("UPB").

For loans accounted for under ASC 310-20, we periodically evaluate whether all contractual payments will be collected as scheduled according to the contractual terms. We incorporate the probable recovery of such payments resulting from Federal Housing Administration ("FHA") insurance in this analysis, as applicable. We evaluate these loans on a periodic basis to ensure a carrying value of the lower of cost or fair value. We recognized no loan impairments for the three and six months ended June 30, 2014.

We periodically evaluate whether our Loans held for investment, including individual loans and pools of loans, should be placed on non-accrual status. All of our Loans held for investment remained on accrual status for the three and six months ended June 30, 2014.

The Company evaluates purchased impaired loans in accordance with the provisions of ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

For impaired loans accounted for under ASC 310-30, we continue to estimate cash flows expected to be collected, adjusted for expected prepayments, on pools of loans sharing common risk characteristics which are treated in the aggregate when applying various valuation techniques. We evaluate at each balance sheet date whether the present value of our pools of loans determined using the effective interest rates has decreased and, if so, recognize a provision for loan loss. For any increases in cash flows expected to be collected, we reduce any loss provisions previously recorded, if applicable, and then adjust the amount of accretable yield recognized on a prospective basis over the pool’s remaining life. We recognized no provisions for loan loss nor any adjustments to the amount of the accretable yield for the three and six months ended June 30, 2014.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2013-11. This ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit exists. Previously, there was diversity in practice, and this ASU is expected to eliminate that diversity in practice. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Our adoption of this standard effective January 1, 2014, did not have a material impact on our Interim Condensed Consolidated Financial Statements.

ASU 2014-04. The objective of this ASU to reduce diversity by clarifying when an in substance repossession or foreclosure occurs; that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. We do not expect these amendments to have a material impact on our Interim Condensed Consolidated Financial Statements.

ASU 2014-06. This ASU provides technical corrections and improvements to Accounting Standards Codification glossary terms. Our adoption of this standard, effective March 14, 2014, did not have a material impact on our Interim Condensed Consolidated Financial Statements.

Certain disclosures included in the Company’s Annual Report are not required to be included on an interim basis in the Company’s Quarterly Reports on Forms 10-Q. The Company has condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the SEC on August 18, 2014.

2. ASSET ACQUISITIONS

On March 3, 2014, we acquired Government National Mortgage Association ("GNMA") loans with UPB of $549,411 from Ocwen Financial Corporation (together with its subsidiaries, collectively "Ocwen"). Because these loans earn interest at a rate that is higher than current market rates, the loans were purchased at a premium to par, resulting in a total purchase price of $556,618. We amortize the purchase price premium over the expected life of the portfolio using the interest method of accounting. These loans are insured by the FHA, making the collectability of the entire balance of these loans reasonably assured. We account for these GNMA loans as Loans held for investment.

Ocwen initially acquired these loans through the GNMA early buy-out (“EBO”) program, which allows servicers of federally insured or guaranteed loans to buy delinquent loans from the applicable loan securitization pools. We also financed the GNMA

EBO advances related to the GNMA EBO loans, and we account for this arrangement as a financing transaction because Ocwen retained title and all other rights and rewards associated with the GNMA EBO advances. Collectively, the purchase of GNMA EBO loans and financing of the related advances are referred to as the “GNMA EBO Transaction.”

Our GNMA EBO loans are in a Mortgage Loans SPE along with the related financing facility (the "EBO Facility"), which is more fully described in Note 8. The accounts of this SPE are included in our Interim Condensed Consolidated Financial Statements. These transfers to the SPE do not qualify for sale accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred GNMA EBO loans on our Interim Condensed Consolidated Balance Sheet as Loans held for investment and the related liabilities as Other borrowings. We use collections on the GNMA EBO loans pledged to the SPE to repay principal and to pay interest and the expenses of the entity. The holders of the debt issued by this SPE can look beyond the assets of the SPE for satisfaction of the debt and therefore have recourse against HLSS. It is our expectation that, since our GNMA EBO loans are insured by the FHA, the cash flows of this SPE will be sufficient to meet all claims of the debt holders. HLSS is responsible for making any principal or interest payments to the debt holders not covered by the cash flows of the SPE.

On June 27, 2014, HLSS purchased a portfolio of re-performing mortgage loans ("RPLs") from a third party seller with a UPB of $396,939 (the "RPL Transaction"). Because RPLs have historically experienced default conditions, are not insured by any agency and earn interest at a rate that is lower than current market rates, the loans were purchased at a discount of par equivalent to thirty percent of UPB, resulting in a total purchase price of $276,248. In accordance with ASC 310-30, we will recognize the excess cash flows over the purchase price as interest income on a level yield basis.

Ocwen serviced the RPLs prior to the RPL Transaction, and Ocwen remains the servicer subsequent to the RPL Transaction.

Our RPLs are in a Mortgage Loans SPE along with the related financing facility (the “RPL Facility”), which is more fully described in Note 8. The accounts of this SPE are included in our Interim Condensed Consolidated Financial Statements. The transfers to the SPE do not qualify for sale accounting because we retain control over the transferred assets. As a result, we account for these transfers as financing and classify the transferred RPLs on our Interim Condensed Consolidated Balance Sheet as Loans held for investment and the related liabilities as Other borrowings. We use collections on the RPLs pledged to the SPE to repay principal and to pay interest and the expenses of the entity. The holders of the debt issued by this SPE can look beyond the assets of the SPE for satisfaction of the debt and therefore have recourse against HLSS. It is our expectation that the cash flows of this SPE will be sufficient to meet all claims of the debt holders. HLSS is responsible for making any principal or interest payments to the debt holders not covered by the cash flows of the SPE.

The following table summarizes the purchase price of assets we acquired during the six months ended June 30, 2014 and reconciles the cash used to acquire such assets:

GNMA EBO loans purchase price (1)	$556,618
RPL purchase price (1)	276,248
Total cash required	$832,866
Sources:
Cash on hand	$141,214
Other borrowings	691,652
Total cash used	$832,866

(1)	The cash used to purchase these assets is shown within “Purchase of loans held for investment” of the Interim Condensed Consolidated Statement of Cash Flows.

During the six months ended June 30, 2013, we executed two asset purchases from Ocwen wherein we used cash on-hand and Match funded liabilities to purchase the following:

•	the contractual right to receive the servicing fees related to mortgage servicing rights with UPB of approximately $26.5 billion, which we account for as Notes receivable - Rights to MSRs; and

•	the outstanding servicing advances associated with the related pooling and servicing agreements.

The following table summarizes the purchase price of the assets we acquired from Ocwen during the six months ended June 30, 2013 and reconciles the cash used to acquire such assets:

Notes receivable – Rights to MSRs	$148,622
Match funded advances (1)	1,079,777
Purchase price, as adjusted	1,228,399
Post-closing adjustments	1,410
Total cash required	$1,229,809
Sources:
Cash on hand	$222,640
Match funded liabilities	$1,007,169
Total cash used	$1,229,809

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

We describe the methodologies that we use and key assumptions that we make to assess the fair value of instruments in more detail below.

Notes Receivable – Rights to MSRs

We established the value of the Notes receivable – Rights to MSRs based on an appraisal prepared with the assistance of an independent valuation firm. This appraisal is prepared on a quarterly basis. Significant inputs into the valuation include the following:

•	Discount rates reflecting the risk of earning the future income streams from the Notes receivable – Rights to MSRs ranging from 15% to 22%;

•	Interest rate used for calculating the cost of financing servicing advances of 1-Month LIBOR plus 3.50%;

•	Mortgage loan prepayment projections ranging from 12% to 28% of the related mortgage lifetime projected prepayment rate; and

•	Delinquency rate projections ranging from 15% to 35% of the aggregate unpaid balance of the underlying mortgage loans.

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

Derivative Financial Instruments

Our derivatives are not exchange-traded, and therefore quoted market prices or other observable inputs are not available. The fair value of our interest rate swap agreements is based on certain information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. We have not adjusted the information obtained from the third-party pricing sources; however, we review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period and other indicators that the information may not be accurate. We determined that potential credit and counterparty risks had an immaterial impact on the valuation of our derivatives. See Note 11 for additional information on our derivative financial instruments.

The following tables present assets by level within the fair value hierarchy that are measured at fair value on a recurring basis:

At June 30, 2014:	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$629,579	$—	$—	$629,579
Derivative financial instruments	1,723	—	—	1,723
Total assets	$631,302	$—	$—	$631,302
Liabilities:
Derivative financial instruments	$422	$—	$—	$422
Total liabilities	$422	$—	$—	$422

At December 31, 2013:	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$633,769	$—	$—	$633,769
Derivative financial instruments	3,835	—	—	3,835
Total assets	$637,604	$—	$—	$637,604
Liabilities:
Derivative financial instruments	$529	$—	$—	$529
Total liabilities	$529	$—	$—	$529

No transfers between levels occurred during the three and six months ended June 30, 2014, and June 30, 2013.

The following tables present reconciliations of the fair value and changes in fair value of our Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	2014		2013
For the three months ended June 30,	Notes receivable – Rights to MSRs	Derivative Financial Instruments	Notes receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$637,794	$3,079	$389,819	$(1,063)
Purchases and reductions:
Purchases	—	—	47,915	—
Reductions	(4,190)	—	—	—
	$(4,190)	$—	$47,915	$—
Changes in fair value :
Included in net income (1)	(4,025)	—	2,588	—
Included in other comprehensive income (2)	—	(1,778)	—	5,340
	(4,025)	(1,778)	2,588	5,340
Transfers in or out of Level 3	—	—	—	—
Ending balance	$629,579	$1,301	$440,322	$4,277

	2014		2013
For the six months ended June 30,	Notes receivable – Rights to MSRs	Derivative Financial Instruments	Notes receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$633,769	$3,306	$296,451	$(1,076)
Purchases and reductions:
Purchases	—	—	148,622	—
Reductions	(4,190)	—	(7,339)	—
	$(4,190)	$—	$141,283	$—
Changes in fair value :
Included in net income (1)	—	—	2,588	—
Included in other comprehensive income (2)	—	(2,005)	—	5,353
	—	(2,005)	2,588	5,353
Transfers in or out of Level 3	—	—	—	—
Ending balance	$629,579	$1,301	$440,322	$4,277

(1)
Changes in fair value of the Notes receivable – Rights to MSRs are included in Interest income in the Interim Condensed Consolidated Statements of Operations. See Note 12 for additional information regarding our Interest income.

(2)	These pre-tax gains (losses) are attributable to derivatives still held at June 30, 2014, and June 30, 2013, respectively.

The following table shows the effect on the fair value of the Notes receivable – Rights to MSRs assuming adverse changes to certain key assumptions used in valuing these assets at June 30, 2014, and December 31, 2013:

	Discount Rate	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	10% adverse change	10% adverse change
At June 30, 2014:
Notes receivable – Rights to MSRs	$(12,527)	$(21,521)	$(68,579)

	Discount Rate	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	10% adverse change	10% adverse change
At December 31, 2013:
Notes receivable – Rights to MSRs	$(12,988)	$(22,537)	$(72,560)

This sensitivity analysis above assumes a change is made to one key input while holding all other inputs constant. As many of these inputs are correlated, a change in one input will likely impact other inputs, which would ultimately impact the overall valuation.

The following table provides additional quantitative information on our significant inputs used for valuing our Notes receivable – Rights to MSRs as of June 30, 2014, and December 31, 2013, respectively:

At June 30, 2014:

Asset	Unobservable Input	Low	High	Weighted Average
Notes receivable – Rights to MSRs	Discount Rate	15%	22%	19%
	Prepayment Speeds	12%	28%	18%
	Delinquency Rates	15%	35%	24%

At December 31, 2013:

Asset	Unobservable Input	Low	High	Weighted Average
Notes receivable – Rights to MSRs	Discount Rate	15%	22%	20%
	Prepayment Speeds	12%	28%	19%
	Delinquency Rates	15%	35%	25%

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value at the dates indicated:

	June 30, 2014	June 30, 2014	December 31, 2013	December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Match funded advances	$6,133,758	$6,133,758	$6,387,781	$6,387,781
Loans held for investment	802,091	802,091	—	—
Total financial assets	$6,935,849	$6,935,849	$6,387,781	$6,387,781
Financial liabilities:
Match funded liabilities	$5,593,927	$5,594,956	$5,715,622	$5,700,934
Other borrowings	1,049,728	1,051,866	343,386	346,391
Total financial liabilities	$6,643,655	$6,646,822	$6,059,008	$6,047,325

Match Funded Advances

The carrying value of our Match funded advances approximates fair value. This is because our Match funded advances have no stated maturity, generally are realized within a relatively short period of time and do not bear interest. The fair value measurements for Match funded advances are categorized as Level 3.

Loans Held for Investment

The fair value estimate of these loans was determined by using internal cash flow models that require us to make assumptions regarding various inputs, including default rates, delinquency rates, interest rates and prepayment speeds. Additionally, we make assumptions related to severity for our RPLs. The fair value measurements for Loans held for investment are categorized as Level 3.

Match Funded Liabilities

Match funded liabilities include various series of term notes, variable funding notes and other fixed rate liabilities. The fair value estimate of the Company’s term notes and other fixed rate liabilities was determined by using broker quotes. We concluded that no adjustments were required to the quoted prices. The level of trading, both in number of trades and amount of term notes traded, is at a level that the Company believes broker quotes to be a reasonable representation of the current fair market value of the term notes. All other Match funded liabilities are short term in nature, and the carrying value generally approximates the fair value. The fair value measurements for Match funded liabilities are categorized as Level 3.

Other Borrowings

Other borrowings include a senior secured term loan facility, EBO Facility, RPL Facility and a servicing advance note facility (the "Note Facility"). The fair value estimate of the senior secured term loan facility was determined by using broker quotes. We concluded that no adjustments were required to the quoted price. Trading is at a level that the Company believes broker quotes to be a reasonable representation of the current fair market value of this facility. The EBO Facility, the RPL Facility and the Note Facility are short term in nature, and the carrying values generally approximate the fair values. The fair value measurements for these facilities are categorized as Level 3.

4. MATCH FUNDED ADVANCES

Match funded advances on residential loans we service for others are comprised of the following at the dates indicated:

	June 30, 2014	December 31, 2013
Principal and interest advances	$2,619,367	$2,632,092
Taxes and insurance advances	2,617,730	2,723,390
Corporate advances	896,661	1,032,299
	$6,133,758	$6,387,781

5. LOANS HELD FOR INVESTMENT

Our Loans held for investment relate to GNMA EBO loans and RPLs, which are our only classes of Loans held for investment.

	June 30, 2014	December 31, 2013
GNMA EBO loans	$526,253	$—
RPLs	275,838	—
Loans held for investment	$802,091	$—

Upon acquisition, the Company reviews Loans held for investment to determine if there is evidence of credit deterioration since origination in accordance with the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit

Quality. Any loan acquired is considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

We account for acquired Loans held for investment that are not deemed to be impaired at acquisition under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs.

GNMA EBO Loans

We account for our GNMA EBO loans under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs. In accordance with ASC 310-20-30-5, these loans are recorded at the UPB plus a purchase premium, which is the amount we paid to purchase these loans. The purchase premium is amortized into interest income using the interest method of accounting. These loans are FHA insured, making the collectability of the entire balance reasonably assured. We evaluate whether all contractual payments will be collected as scheduled according to contractual terms, including the probable recovery of such payments from FHA insurance. There were no allowances for loan losses related to the GNMA EBO loans at June 30, 2014.

See Note 2, Asset Acquisitions, for further discussion the GNMA EBO Transaction.

RPLs

We account for our RPLs under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company evaluated all of the loans purchased in the RPL Transaction in accordance with the provisions of ASC 310-30, and all RPLs were deemed to be impaired loans at acquisition. The RPLs are not insured against loss, and the borrowers, all of which have been previously delinquent, may be more likely to be in economic distress, to have become unemployed or bankrupt or to otherwise be unable or unwilling to make payments when due. Also, a portion of these loans feature future step-ups in the required payment.

The RPLs were grouped into pools based on common risk characteristics, and the pools were recorded at their estimated fair values which incorporated estimated credit losses at the acquisition date. The RPL pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition. No individual RPLs were classified as nonperforming assets at June 30, 2014 as the loans are accounted for on a pooled basis, and the pools are considered to be performing. No RPL pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows since acquisition.

The amount of the estimated cash flows expected to be received from the RPL pools in excess of the fair values recorded for the RPL pools is referred to as the accretable yield. The accretable yield is recognized as interest income over the estimated lives of the RPL pools. To date, the Company has made no adjustments to the accretable yield.

Changes in the carrying amount of the accretable yield for RPL pools were as follows for the three and six months ended June 30, 2014:

	Accretable Yield	Carrying Amount
Beginning balance	$—	$—
Additions	146,885	276,248
Accretable yield adjustments	—	—
Accretion	(159)	159
Payments and other reductions, net	—	(569)
Ending balance	$146,726	$275,838

The outstanding balance of RPLs, including outstanding principal, interest, fees, penalties and other amounts due, was $397.4 million at June 30, 2014.

At the acquisition date of the RPLs, the contractually required payments receivable was $622.1 million, and the fair value was $276.2 million. The cash flows expected to be collected were $423.1 million at the acquisition date.

See Note 2, Asset Acquisitions, for further discussion the RPL Transaction.

6. OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	June 30, 2014	December 31, 2013
Debt service accounts (1)	$146,164	$103,910
Advance financing receivables (2)	80,472	—
Debt issuance costs (3)	21,575	21,165
Accrued interest income (4)	10,008	—
Interest-earning collateral deposits (5)	1,075	1,075
Derivative financial instruments (6)	1,723	3,835
Other	562	168
	$261,579	$130,153

(1)
Under our advance funding facilities, we are contractually required to remit collections of Match funded advances to the trustee within two days of receipt. We do not use the collected funds to reduce the related Match funded liabilities until the payment dates specified in the indenture. The balance also includes amounts that we set aside to provide for possible shortfalls in the funds available to pay certain expenses and interest. Lastly, this balance includes collections on our Loans held for investment of $4,164, which will be used to pay down a portion of our Other borrowings on the first funding date following quarter end.

(2)	We provided financing to Ocwen for servicing advances. We receive interest income at a rate of 1-Month LIBOR plus a spread ranging from 450 bps to 550 bps.

(3)
Represents costs related to Match funded liabilities and Other borrowings. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

(4)	Represents accrued interest receivable on our Loans held for investment and on our financing of servicing advances.

(5)	Represents cash collateral held by our counterparty as part of our interest rate swap agreements.

(6)	See Notes 3 and 11 for more information regarding our use of derivatives.

7. MATCH FUNDED LIABILITIES

Match funded liabilities are comprised of the following at the dates indicated:

					Balance Outstanding
Borrowing Type (1)	Interest Rate (2)	Maturity (3)	Amortization Date (3)	Unused Borrowing Capacity (4)	June 30, 2014 (5)	December 31, 2013
Series 2012 T2 Term Notes	199 – 494 bps	Oct. 2045	Oct. 2015	$—	$450,000	$450,000
Series 2013 T1 Term Notes	90 – 249 bps	Jan. 2044	Jan. 2014	—	—	650,000
Series 2013 T1 Term Notes	150 – 323 bps	Jan. 2046	Jan. 2016	—	350,000	350,000
Series 2013 T1 Term Notes	229 – 446 bps	Jan. 2048	Jan. 2018	—	150,000	150,000
Series 2013 T2 Term Notes	115 – 239 bps	May 2044	May 2015	—	375,000	375,000
Series 2013 T3 Term Notes	179 – 313 bps	May 2046	May 2017	—	475,000	475,000
Series 2013 T4 Term Notes	118 – 232 bps	Aug. 2044	Aug. 2014	—	200,000	200,000
Series 2013 T5 Term Notes	198 – 331 bps	Aug. 2046	Aug. 2016	—	200,000	200,000
Series 2013 T6 Term Notes	129 – 223 bps	Sep. 2044	Sep. 2014	—	350,000	350,000
Series 2013 T7 Term Notes	198 – 302 bps	Nov. 2046	Nov. 2016	—	300,000	300,000
Series 2014 T1 Term Notes	124 – 229 bps	Jan. 2045	Jan. 2015	—	600,000	—
Series 2014 T2 Term Notes	222 – 311 bps	Jan. 2047	Jan. 2017	—	200,000	—
Series 2014 T3 Term Notes	281 bps	Jun. 2048	Jun. 2018	—	363,000	—
Series 2012 VF 1 Notes	1-Month LIBOR + 110 – 340 bps	Aug. 2044	Aug. 2014	434,534	265,466	469,050
Series 2012 VF 2 Notes	1-Month LIBOR + 110 – 340 bps	Aug. 2044	Aug. 2014	434,534	265,466	469,050
Series 2012 VF 3 Notes	1-Month LIBOR + 110 – 340 bps	Aug. 2044	Aug. 2014	434,534	265,466	469,050
Series 2013 VF 1 Notes (6)	1-Month LIBOR + 150 - 245 bps	Feb. 2045	Feb. 2015	58,972	491,029	514,972
Class A Term Money Market Fund Note (7)	1-Month LIBOR + 20 bps	Sep. 2014	Jan. 2014	—	176,667	265,000
Class A Draw Money Market Fund Note (7)	1-Month LIBOR + 110 bps	Sep. 2044	Sep. 2014	—	88,333	—
Class B Term Money Market Fund Note	275 bps	Sep. 2044	Sep. 2014	—	28,500	28,500
				$1,362,574	$5,593,927	$5,715,622

(1)
Each term note and variable funding note issuance has four classes, an A, B, C, and D class, with the exception of the Series 2014 T3 Term Notes which have only an A and B class. The Series 2014 T3 Class B Term Notes may be exchanged for notes in three separate classes: BX, CX and DX.

(2)	The weighted average interest rate at June 30, 2014, was 1.85%. We pay interest monthly.

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

(4)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions. We pay a 0.50% or 0.625% fee on the unused borrowing capacity, which varies by facility.

(5)
On January 17, 2014, we completed the issuance of $600,000 of one-year and $200,000 of three-years term notes. On June 18, 2014, we completed the issuance of $400,000 of four-year term notes. We retained $37,000 of these notes.

(6)
These Variable Funding Notes were amended on February 14, 2014, to extend the amortization and maturity dates by a year and to reduce the interest rate spreads compared to December 31, 2013. Variable Funding Note balances fluctuate based on Match funded advance activity and our ability to issue fixed rate term notes.

(7)
The Class A Term Money Market Fund Note and Class A Draw Money Market Fund Note have a combined maximum borrowing capacity of $265,000. By design, the Class A Term Money Market Fund Note balance is reduced at scheduled times and there is an equally offsetting increase to the Class A Draw Money Market Fund Note. The combined balance of these notes was equal to $265,000 at June 30, 2014, and December 31, 2013. The amortization date for the Class A Term Money Market Fund Note represents the commencement date for scheduled repayments.

Analysis of Borrowing by Expected Maturity (1):

Year of Expected Maturity Date	As of June 30, 2014
2014	$1,639,899
2015	1,916,028
2016	850,000
2017	675,000
2018 and thereafter	513,000
Total	$5,593,927

(1)	The expected maturity date is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.

8. OTHER BORROWINGS

Other borrowings consisted of the following at the dates indicated:

	June 30, 2014	December 31, 2013
Senior secured term loan facility (1)	$342,008	$343,386
EBO Facility (2)	460,822	—
RPL Facility (3)	220,998	—
Note Facility (4)	25,900	—
	$1,049,728	$343,386

(1)
On June 27, 2013, we entered into a $350,000 senior secured term loan facility, which was issued at a discount to par. The senior secured term loan facility has a maturity date of June 27, 2020 and an interest rate of 1-Month LIBOR plus 350 bps, with a 1.00% LIBOR floor. As of June 30, 2014, the interest rate on our senior secured term loan facility was 4.50%.

(2)
On March 3, 2014, we entered into the EBO Facility to finance the purchase of our GNMA EBO loans. The facility has a maturity date of March 2, 2015 and an interest rate of 1-Month LIBOR plus 305 bps. The EBO Facility has maximum borrowing capacity of $600,000, of which $139,178 was unused as of June 30, 2014.

(3)
On June 26, 2014, we entered into the RPL Facility to finance the purchase of our RPLs. The facility has a maturity date of December 26, 2014 and an interest rate of 1-Month LIBOR plus 250 bps. The RPL Facility has maximum borrowing capacity of $290,000, of which $69,002 was unused as of June 30, 2014.

(4)
On June 24, 2014, we entered into the Note Facility to partially finance the purchase of $37,000 of notes retained as part of the Series 2014 T3 Term Note issuance on June 18, 2014. The Note Facility has a maturity date of July 23, 2014 and an interest rate of 1-Month LIBOR plus 115 bps.

The weighted average interest rate for our Other borrowings was 3.46% as of June 30, 2014.

Analysis of Other Borrowing by Expected Repayment Date (1):

Year of Expected Payment Date	As of June 30, 2014
2014	$248,647
2015	464,323
2016	3,500
2017	3,500
2018 and thereafter	334,250
Total (2)	$1,054,220

(1)	The EBO Facility, the RPL Facility and the Note Facility expected payment dates are based on the current outstanding balance and maturity date of these facilities.

(2)	The total expected payments include the full face value of the senior secured term loan, which has a current ordinary issuance discount balance of $4,492.

9. ORDINARY SHARES

Increases in the number of ordinary shares issued during the six months ended June 30, 2014, and June 30, 2013, are represented in the table below:

	2014	2013
Ordinary shares issued - beginning balance	71,016,771	55,884,718
Issuance of new ordinary shares	—	15,132,053
Ordinary shares issued – ending balance	71,016,771	71,016,771

On January 22, 2013, the underwriters exercised a portion of their over-allotment option from our December 24, 2012, offering of ordinary shares in the amount of 970,578 ordinary shares. We received net proceeds of $17,633 from the over-allotment exercise.

On June 26, 2013, we issued 13,000,000 of our ordinary shares, and an additional 1,161,475 of ordinary shares were issued in connection with the exercise of the underwriters' over-allotment option. The total gross proceeds from the issuance of these additional shares to HLSS were $325,714. After deducting underwriting discounts, commissions and expenses payable by HLSS, the aggregate net proceeds we received were $315,918.

10. EARNINGS PER SHARE ("EPS")

Basic EPS is computed by dividing reported net income by weighted average number of ordinary shares outstanding during each period. Diluted EPS is computed by dividing reported net income by the weighted average ordinary shares and all potential dilutive ordinary shares outstanding during the period.

The following table presents the computation of per share earnings for the three and six months ended June 30:

	Three months		Six months
(In thousands, except per share data)	2014	2013	2014	2013
Net income	$50,660	$43,826	$115,020	$71,911
Weighted average ordinary shares outstanding	71,016,771	57,633,399	71,016,771	57,133,888
Weighted average potential dilutive ordinary shares	—	—	—	—
Average diluted ordinary shares	71,016,771	57,633,399	71,016,771	57,133,888
Basic earnings per share	$0.71	$0.76	$1.62	$1.26
Diluted earnings per share	$0.71	$0.76	$1.62	$1.26

Stock options excluded from the computation of diluted EPS:
Anti-dilutive (1)	640,000	—	640,000	—
Market-based (2)	640,000	—	640,000	—

(1)	These stock options were anti-dilutive because their exercise price was greater than the average market price of our stock.

(2)
Shares that are issuable upon the achievement of certain performance criteria related to our stock price and an annualized rate of return to investors. Note 14 provides details of our share-based compensation.

11. DERIVATIVE FINANCIAL INSTRUMENTS

We are party to interest rate swap agreements that we recognize on our Interim Condensed Consolidated Balance Sheet at fair value within Other assets and Other liabilities. On the date we entered into the interest rate swap agreements, we designated and documented them as hedges of the variable cash flows payable for floating rate interest expense on our borrowings (cash flow hedge). To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the hedged exposure. In addition, the documentation must include the risk management objective and strategy. On a quarterly basis we assess and document the derivatives’ effectiveness and expected effectiveness in offsetting the changes in the fair value or the cash flows of the hedged items. To assess effectiveness, we use statistical methods, such as regression analysis, as well as nonstatistical methods including dollar-offset analysis. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in accumulated other comprehensive income ("AOCI"). We subsequently reclassify these changes in estimated fair value to net income in the same period that the hedged transaction affects earnings and in the same financial statement category as the hedged item.

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

The following tables provide information about our interest rate swaps at June 30, 2014, and December 31, 2013, respectively:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (2) (3):
Hedge the effects of changes in 1-Month LIBOR	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	Other assets	$114,763	$800
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2016	December 2017	1.3975%	1-Month LIBOR	Other assets	338,009	923
Total asset derivatives designated as hedges as of June 30, 2014							$452,772	$1,723
Total asset derivatives as of June 30, 2014							$452,772	$1,723

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (2) (3):
Hedge the effects of changes in 1-Month LIBOR	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	Other liabilities	$91,493	$371
Hedge the effects of changes in 1-Month LIBOR	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	Other liabilities	22,357	38
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2014	July 2014	0.3375%	1-Month LIBOR	Other liabilities	71,122	13
Total liability derivatives designated as hedges as of June 30, 2014							$184,972	$422
Total liability derivatives as of June 30, 2014							$184,972	$422

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (3):
Hedge the effects of changes in 1-Month LIBOR	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	Other assets	$177,056	$1,084
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2016	December 2017	1.3975%	1-Month LIBOR	Other assets	338,009	2,751
Total asset derivatives designated as hedges as of December 31, 2013							$515,065	$3,835
Total asset derivatives as of December 31, 2013							$515,065	$3,835

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (3):
Hedge the effects of changes in 1-Month LIBOR	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	Other liabilities	$102,522	$364
Hedge the effects of changes in 1-Month LIBOR	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	Other liabilities	28,565	25
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2014	July 2014	0.3375%	1-Month LIBOR	Other liabilities	307,043	140
Total liability derivatives designated as hedges as of December 31, 2013							$438,130	$529
Total liability derivatives as of December 31, 2013							$438,130	$529

(1)	The effective date of the swap is the date from which monthly net settlements begin to be computed.

(2)	Projected net settlements for the next twelve months total approximately $778 of payments to the counterparty.

(3)
There was an unrealized pre-tax loss of $1,778 and $2,005 related to our interest rate swaps included in AOCI for the three and six months ended June 30, 2014, and an unrealized pre-tax gains of $5,340 and $5,353 related to our interest rate swaps included in AOCI for the three and six months ended June 30, 2013. Given the current and expected effectiveness of our hedging arrangements, we do not expect any reclassifications from AOCI into earnings associated with hedging ineffectiveness related to these hedging arrangements during the next twelve months.

The following table summarizes our use of derivatives during the six months ended June 30:

	2014	2013
Notional balance at beginning of period	$953,195	$414,631
Additions	—	645,052
Maturities	—	—
Terminations	—	—
Amortization	315,451	55,087
Notional balance at end of period	$637,744	$1,004,596

We recognize the right to reclaim cash collateral or the obligation to return cash collateral as part of our hedge agreements. At June 30, 2014, we have the right to reclaim cash collateral of $1,075 and are obligated to return cash collateral of $1,870 as part of our hedge agreements. At December 31, 2013, we had the right to reclaim cash collateral of $1,075 and were obligated to return cash collateral of $3,500 as part of our hedge agreements.

12. INTEREST INCOME

Interest Income – Notes Receivable – Rights to MSRs

Our primary source of revenue is the fees we are entitled to receive in connection with the servicing of mortgage loans. We account for these fees as interest income.

The following table shows how we calculated Interest income - notes receivable – Rights to MSRs for the three and six months ended June 30:

	Three Months		Six Months
	2014	2013	2014	2013
Servicing fees collected	$185,690	$128,699	$374,847	$230,957
Subservicing fee payable to Ocwen	(90,901)	(65,495)	(181,545)	(112,547)
Net servicing fees retained by HLSS	94,789	63,204	193,302	118,410
Reduction in Notes receivable – Rights to MSRs	(4,190)	—	(4,190)	(7,339)
Increase (decrease) in the fair value of Notes receivable – Rights to MSRs	(4,025)	2,588	—	2,588
	$86,574	$65,792	$189,112	$113,659

Interest Income – Other

Additional sources of revenue for us are the interest we earn on our GNMA EBO loans, interest we earn on our RPLs, financing of GNMA EBO and other advances and interest we earn on operating bank accounts and the custodial account balances related to the mortgage loans serviced that are not included in our Interim Condensed Consolidated Balance Sheets. The following table shows our Interest income – other for the three and six months ended June 30:

	Three Months		Six Months
	2014	2013	2014	2013
Loan interest (1)	$5,770	$—	$7,554	$—
Advance financing interest (2)	952	—	1,154	—
Bank account interest	1,068	97	2,043	199
	$7,790	$97	$10,751	$199

(1)
Represents interest earned at the stated note rate on each individual GNMA EBO loan, net of the amortization of the purchase premium on our GNMA EBO and other loans using the interest method of accounting, and the accretion of the accretable yield on our pools of RPLs using the interest method of accounting.

(2)	Represents interest earned on servicing advance financing we provided to Ocwen.

13. INTEREST EXPENSE

The following table presents the components of Interest expense for the three and six months ended June 30:

	Three Months		Six Months
	2014	2013	2014	2013
Match funded liabilities	$27,126	$15,904	$53,956	$30,685
Other borrowings	7,961	209	13,284	209
Amortization of debt issuance costs	4,598	3,581	9,560	6,687
Interest rate swaps	316	340	712	695
	$40,001	$20,034	$77,512	$38,276

14. SHARE-BASED COMPENSATION

On December 5, 2013, the Board of Directors of HLSS adopted the 2013 Equity Incentive Plan (the “Plan”), subject to the approval of the shareholders. At the Annual Meeting of Shareholders on May 13, 2014, the shareholders approved the Plan.

The Plan is administered by the Compensation Committee, which may authorize the award of options, restricted shares, share appreciation rights, performance awards or other share-based awards to our employees of an amount not exceeding 2,000,000 ordinary shares, in aggregate. Currently, other than share options with vesting terms, the Compensation Committee does not expect to grant any restricted shares, share appreciation rights, performance awards or other share-based awards under the Plan. Each option award under the Plan is, and will be, evidenced by a written award agreement between the participant and HLSS. The award agreement describes the award and states the terms and conditions to which the award is subject.

Outstanding share-based compensation currently consists of stock option grants that are a combination of service-based and market-based options.

Service-Based Options. These options are granted at fair value on the date of grant. The options generally vest evenly in four annual increments beginning with the first anniversary of the agreement date, and the options generally expire on the earlier of 10 years after the date of grant or following termination of service. A total of 640,000 service-based awards were outstanding at June 30, 2014.

Market-Based Options. These options are subject to market-based vesting. One-fourth of the options will vest immediately on the first date as of which both of the following market-based criteria have been met: i) the per share price must be equal to or exceed 1.25 times the strike price and ii) investors must achieve a 12.5% annualized rate of return from the agreement date based on the strike price and dividends received. Thereafter, the remaining options will vest evenly on each of the next three anniversaries of the initial date of vesting. A total of 640,000 market-based awards were outstanding at June 30, 2014.

Both Service-Based Options and Market-Based Options that are vested and outstanding will be entitled to receive payments equal to the amount of the then current dividend as if the underlying shares were issued at the ex-dividend date. No expense related to this feature was recognized during the period ending June 30, 2014.

The fair value of the Service-Based Options was determined using the Black-Scholes option pricing model, and a lattice (binomial) model was used to determine the fair value of the Market-Based Options using the following assumptions as of the grant date:

	For the six months ended June 30, 2014
	Black-Scholes	Binomial
Risk-free interest rate	2.13%	0.13% - 3.23%
Expected stock price volatility	19.62%	19.62%
Expected dividend yield	7.82%	7.82%
Expected option life (in years)	6.5	2.7 - 3.5
Contractual life (in years)	10	10
Fair Value	$0.87 - $1.27	$0.53 - $1.43

Share-based compensation expense is recorded net of an estimated forfeiture rate of 4%.

A summary of option activity under the Plan for the six months ended June 30, 2014, is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2013	—	$—	0	$—
Granted	1,280,000	22.90
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2014	1,280,000	$22.90	9.5	$—

Exercisable at June 30, 2014	—	$—	0	$—

(1)
Intrinsic value represents the difference between the Company’s closing stock price and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.

The weighted-average grant-date fair value of options granted during 2014 is $0.75 per share. As of June 30, 2014, the Company has $0.8 million of total unrecognized compensation expense related to non-vested share option awards granted under the Plan. The total expense is expected to be recognized over the weighted-average requisite service period of 3.4 years. No shares vested during the period ended June 30, 2014.

No option awards, whether vested or non-vested, were outstanding for the six months ended June 30, 2013, and no option activity occurred during this period.

15. INCOME TAXES

Income taxes were provided for based upon the tax laws and rates in the countries in which we conduct operations and earn related income. Our effective tax rate for the three and six months ended June 30, 2014, was 0.0% and 0.1% (0.1% for the three and six months ended June 30, 2013). We are a Cayman Islands exempted company, and the Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of June 30, 2014, the Company did not have any unrecognized tax benefits related to the current period or any previous period. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the period or in previous periods.

16. BUSINESS SEGMENT REPORTING

Our business strategy focuses on acquiring mortgage servicing rights and the related servicing advances, Loans held for investment and other residential mortgage-related assets. As of June 30, 2014, we operate a single reportable business segment that holds Residential Mortgage Assets.

17. RELATED PARTY TRANSACTIONS

We entered into various agreements with Ocwen and Altisource Portfolio Solutions, S.A. (“Altisource”) in connection with our Initial Public Offering on March 5, 2012. William C. Erbey, our founder and the Chairman of our Board of Directors, is also the Chairman of the Board of Directors of Ocwen and Altisource.

As the named servicer, Ocwen remains obligated to perform as servicer under the related pooling and servicing agreements ("PSAs"), and we are required to pay Ocwen a monthly fee for the servicing activities it performs. We are also required to purchase any servicing advances that Ocwen is required to make pursuant to such PSAs.

Ocwen is also the named servicer on the GNMA EBO loans and RPLs, and we are required to pay Ocwen a monthly fee for the servicing activities it performs.

On May 1, 2014, we financed servicing advances totaling $20,157 for Ocwen. We account for these receivables as Other assets in the Interim Condensed Consolidated Balance Sheets. We receive interest income on these receivables at a rate of 1-month LIBOR plus 550 bps. We record this interest income as Interest income – other in the Interim Condensed Consolidated Statements of Operations.

In addition to the acquisition of Residential Mortgage Assets described in Note 2, the following table summarizes our transactions with Ocwen for the three and six months ended June 30:

	Three Months		Six Months
	2014	2013	2014	2013
Servicing fees collected	$185,690	$128,699	$374,847	$230,957
Subservicing fee payable to Ocwen	(90,901)	(65,495)	(181,545)	(112,547)
Net servicing fees retained by HLSS (1)	94,789	63,204	193,302	118,410

Servicing advances purchased from Ocwen in the ordinary course of business	$3,368,379	$826,880	$6,871,754	$1,521,985

(1)
Net servicing fees retained by HLSS are included in the Interim Condensed Consolidated Statements of Operations as a component of Interest income. See Note 12 for additional information regarding our Interest income.

At June 30, 2014, as a result of servicing activities related to our Notes receivable – Right to MSRs, Ocwen owed us $6,131 for servicing fees collected but not remitted to us, and we owed Ocwen $1,576 for the subservicing fee earned by Ocwen in June 2014. Ocwen owed us $332 for interest accrued on financing of servicing advances as of June 30, 2014. During the three and six months ended June 30, 2014, we earned interest income of $6,563 and $8,549 as a result of the GNMA EBO Transaction with Ocwen ($0 during the three and six months ended June 30, 2013). Lastly, our Notes receivable – Rights to MSRs resulted from transactions with Ocwen.

Ocwen Professional Services Agreement

We have a professional services agreement with Ocwen (“Professional Services Agreement”) that requires us to provide certain services to Ocwen and for Ocwen to provide certain services to us. Services provided by us under this agreement include valuation and analysis of mortgage servicing rights, capital markets activities, advance financing management, treasury management, legal services and other similar services. Services provided by Ocwen under this agreement include business strategy, legal, tax, licensing and regulatory compliance support services, risk management services and other similar services. The services provided by the parties under this agreement are on an as-needed basis, and the fees represent actual costs incurred plus an additional markup of 15%.

At June 30, 2014, Ocwen owed us $507 for professional services provided pursuant to the Professional Services Agreement. During the three and six months ended June 30, 2014, we earned fees of $773 and $1,401 ($560 and $967 during the three and six months ended June 30, 2013) for services provided to Ocwen pursuant to the Professional Services Agreement. Additionally, during the three and six months ended June 30, 2014, we incurred fees of $225 and $379 ($30 and $60 during the three and six months ended June 30, 2013) for services received from Ocwen pursuant to the Professional Services Agreement.

Altisource Administrative Services Agreement

We have an administrative services agreement with Altisource (“Altisource Administrative Services Agreement”) that requires Altisource to provide certain administrative services to us. Services provided to us under this agreement include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The services Altisource provides to us under this agreement are on an as-needed basis, and the fees we pay Altisource are based on the actual costs incurred by them plus an additional markup of 15%. During the three and six months ended June 30, 2014, we incurred fees of $271 and $489 ($176 and $352 during the three and six months ended June 30, 2013) for services provided to us pursuant to the Altisource Administrative Services Agreement.

Receivables from and Payables to Related Parties

The following table summarizes amounts receivable from and payable to related parties at the dates indicated:

	June 30, 2014	December 31, 2013
Servicing fees collected (1)	$6,131	$8,482
Professional services (2)	507	655
Advance collections (3)	8,583	60,239
Other	1,833	673
Receivables from Ocwen	$17,054	$70,049

Subservicing fees payable (4)	$1,576	$8,114
Professional services (2)	182	354
Other	1,096	2,181
Payables to Ocwen	$2,854	$10,649

Payables to Altisource	$136	$83

(1)
Ocwen is required to remit to us servicing fees it collects on our behalf within two business days. The amount due from Ocwen at June 30, 2014, represents servicing fees collected but not remitted at the end of the month. We record servicing fees we collect less the subservicing fee we pay to Ocwen less the reduction in Notes receivable – Rights to MSRs as Interest income as shown in Note 12.

(2)	The respective amounts are for professional services provided that were outstanding as of the dates indicated.

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

18. COMMITMENTS AND CONTINGENCIES

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

19. SUBSEQUENT EVENTS

Subsequent to our balance sheet date of June 30, 2014:

•	On July 10, 2014, we paid cash dividends of $11,363 or $0.16 per ordinary share;

•
On July 16, 2014, we entered into agreements to extend the maturity of our Series 2012 variable funding notes secured servicing advance receivables with an aggregate borrowing capacity of $2,100,000 to August 28, 2015;

•	On July 17, 2014, we declared a monthly dividend of $0.16 per ordinary share with respect to July, August and September 2014;

•	On July 23, 2014, we entered into an agreement to extend the maturity of our Note Facility to August 25, 2014;

•
On July 31, 2014, we executed a follow-on purchase of RPLs with a UPB of $93,034 for a total purchase price of $67,935 which was partially financed using $54,117 of capacity available under the RPL Facility;

•	On August 11, 2014, we paid cash dividends of $11,363 or $0.16 per ordinary share; and

•	On August 12, 2014, the Board of Directors unanimously voted to increase the dividend payment for the months of August and September, 2014, by 12.5% to $0.18 per share.

•
On August 15, 2014, we fully repaid the Series 2013 T4 Term Notes with an outstanding principal balance of $200,000 through equal draws against the Series 2012 VF 1 Notes, the Series 2012 VF 2 Notes and the Series 2012 VF 3 Notes.

20. RESTATEMENT

Subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, (the “Original Form 10-K”), with the SEC on February 6, 2014, we determined that the Notes receivable - Rights to MSRs and related interest income were materially misstated due to the fact that we did not adjust the Notes receivable - Rights to MSRs to the best estimate of fair value and did not include the effect of such fair value adjustments in the application of the interest method in accounting for the Notes receivable - Rights to MSRs. As a result, the following financial statement amounts have been restated from amounts previously reported.

The following table summarizes the effects of the restatement on the consolidated balance sheet as of December 31, 2013 (as restated on the Form 10-K/A filed on August 18, 2014).

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

The following table summarizes the effects of the restatement on the consolidated statements of operations for the three and six months ended June 30, 2013.

	Three months ended June 30, 2013 (Unaudited)
(In thousands)	As Previously Reported	Adjustments	As Restated
Interest income – notes receivable - Rights to MSRs	$49,852	$15,940	$65,792
Interest income – other	97	—	97
Total interest income	49,949	15,940	65,889
Related party revenue	560	—	560
Total revenue	50,509	15,940	66,449
Operating expenses	2,562	—	2,562
Income from operations	47,947	15,940	63,887
Other expense
Interest expense	20,034	—	20,034
Total other expense	20,034	—	20,034
Income before income taxes	27,913	15,940	43,853
Income tax expense	27	—	27
Net income	$27,886	$15,940	$43,826

Earnings per share
Earnings per share	$0.48	$0.28	$0.76

Diluted earnings per share	$0.48	$0.28	$0.76

	Six months ended June 30, 2013 (Unaudited)
(In thousands)	As Previously Reported	Adjustments	As Restated
Interest income – notes receivable – Rights to MSRs	$94,422	$19,237	$113,659
Interest income – other	199	—	199
Total interest income	94,621	19,237	113,858
Related party revenue	967	—	967
Total revenue	95,588	19,237	114,825
Operating expenses	4,599	—	4,599
Income from operations	90,989	19,237	110,226
Other expense
Interest expense	38,276	—	38,276
Total other expense	38,276	—	38,276
Income before income taxes	52,713	19,237	71,950
Income tax expense	39	—	39
Net income	$52,674	$19,237	$71,911

Earnings per share
Earnings per share	$0.92	$0.34	$1.26

Diluted earnings per share	$0.92	$0.34	$1.26

The following table summarizes the effects of the restatement on the consolidated statements of comprehensive income for the three and six months ended June 30, 2013.

	Three months ended June 30, 2013 (Unaudited)
(In thousands)	As Previously Reported	Adjustments	As Restated
Net income	$27,886	$15,940	$43,826
Total other comprehensive income, net of tax	3,717	—	3,717
Total comprehensive income	$31,603	$15,940	$47,543

	Six months ended June 30, 2013 (Unaudited)
(In thousands)	As Previously Reported	Adjustments	As Restated
Net income	$52,674	$19,237	$71,911
Total other comprehensive loss, net of tax	3,730	—	3,730
Total comprehensive income	$56,404	$19,237	$75,641

The following table summarizes the effects of the restatement on the consolidated statement of cash flows for the six months ended June 30, 2013.

	Six months ended June 30, 2013 (Unaudited)
(In thousands)	As Previously Reported	Adjustments	As Restated
Net income	$52,674	$19,237	$71,911
All other operating cash flows	542,557	(2,588)	539,969
Net cash provided by operating activities	595,231	16,649	611,880

Reduction in Notes receivable – Rights to MSRs	23,988	(16,649)	7,339
All other investing cash flows	(1,229,809)	—	(1,229,809)
Net cash used in investing activities	(1,205,821)	(16,649)	(1,222,470)

Net cash provided by financing activities	1,221,038	—	1,221,038
Net decrease in cash and cash equivalents	610,448	—	610,448
Cash and cash equivalents at beginning of period	76,048	—	76,048
Cash and cash equivalents at end of period	$686,496	—	$686,496

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

These forward-looking statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” "might," “should,” “could,” "would," “intend,” “consider,” “expect,” “foresee,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance as they are subject to certain assumptions, inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•	Assumptions about the availability of and our ability to make acquisitions of Residential Mortgage Assets from Ocwen or others on terms consistent with our business and economic model;

•
Estimates regarding prepayment speeds, default rates, delinquency rates, severity, servicing advances, amortization of Notes receivable – Rights to MSRs, custodial account balances, interest income, operating costs, interest costs and other drivers of our results;

•	The potential for fluctuations in the valuation of our Notes receivable – Rights to MSRs and Loans held for investment;

•
The impact of the change in our accounting convention related to the valuation of our Notes receivable - Rights to MSRs and timing and cost of the remediation of a related material weakness in our internal control over financial reporting as described in Part II, Item 4, "Controls and Procedures;"

•	Assumptions regarding the availability of refinancing options for subprime and Alt-A borrowers;

•	Expectations regarding incentive fees in our servicing contract and the stability of our net servicing fee revenue;

•	Assumptions about the effectiveness of our hedging strategy;

•	Assumptions regarding amount and timing of additional debt or equity offerings;

•	Assumptions related to sources of liquidity, our ability to fund servicing advances, our ability to pursue new asset classes and the adequacy of our financial resources;

•	Assumptions regarding our financing strategy, advance rate, costs and other other terms for financing new asset classes;

•	Assumptions regarding margin calls on financing facilities;

•	Changes in rating methodologies by our rating agencies and our ability to obtain or maintain ratings of our financing facilities;

•	Our status with respect to legal ownership of the rights to mortgage servicing rights we acquired from Ocwen;

•	Our ability to pay monthly dividends;

•	The performance of Ocwen as mortgage servicer;

•	Our competitive position;

•	Our dependence on the services of our senior management team;

•	Future legal proceedings against us, Ocwen, Altisource or others with whom we may conduct business;

•	Uncertainty related to future government regulation and housing policies;

•	Assumptions regarding our tax rate and decisions by taxing authorities; and

•	General economic and market conditions.

All forward-looking statements are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Important factors that could cause or contribute to such difference include those risks specific to our business detailed within this report and our other reports and filings with the SEC, including our amended Annual Report on Form 10-K/A for the year ended December 31, 2013, filed with the SEC on August 18, 2014. You should not place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to update or revise forward-looking statements¸ whether as a result of new information, future events or otherwise. You should carefully consider the risk factors described under the heading “Risk Factors” within our 2013 Form 10-K (as amended and restated on our Form 10-K/A), Part II, Item 1A, “Risk Factors".

INTRODUCTION

The following discussion of our results of operations and changes in financial condition and liquidity should be read in conjunction with our Interim Condensed Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-Q for the three months ended June 30, 2014 and within our Form 10-Q/A for the three months ended March 31, 2014, and 2013 Form 10-K/A.

The financial information included herein related to the 2013 consolidated financial statements has been restated for the effects of the adjustment described in Part I, Item I, “Interim Condensed Consolidated Financial Statements - Note 20, Restatement”.

OVERVIEW

Strategic Priorities

Now in our third year of operations, we intend to continue to execute upon our chief objective, which is to acquire Residential Mortgage Assets. During the current period, we expanded our Residential Mortgage Asset portfolio by acquiring GNMA EBO loans from Ocwen, by financing additional servicing advances for Ocwen and by acquiring RPLs from a third party seller. In addition to our current asset classes, we may explore opportunities for investments in other Residential Mortgage Assets that we believe will provide an attractive risk-adjusted yield.

We expect to finance future asset acquisitions in two ways:

•	Invest cash flow from operations in excess of our dividend; and

•	Issue additional debt or equity to allow us to execute larger purchases.

Ocwen stated that it has servicing assets with approximately $66 billion of UPB as of June 30, 2014 that are similar to the assets that HLSS currently holds. Although we cannot guarantee that future transactions will occur, we believe that HLSS is an attractive source of financing for these assets.

Changes in Results of Operations Summary

The following table summarizes our condensed consolidated operating results for the three and six months ended June 30:

	Three Months		Six Months
	2014	2013	2014	2013
Revenue	$95,137	$66,449	$201,264	$114,825
Operating expenses	4,476	2,562	8,732	4,599
Income from operations	90,661	63,887	192,532	110,226
Interest expense	40,001	20,034	77,512	38,276
Income before income taxes	50,660	43,853	115,020	71,950
Income tax expense	—	27	—	39
Net income	$50,660	$43,826	$115,020	$71,911

Three and Six Months Ended June 30, 2014 versus 2013. Revenue primarily includes interest income recorded on Notes receivable – Rights to MSRs using the interest method. Our 2014 Interest income exceeds 2013 Interest income because our average UPB for the three and six months ended June 30, 2014, was $173.3 billion and $175.7 billion, respectively, compared to average UPB of $95.8 billion and $90.4 billion, respectively, for the same periods in 2013. In addition, lower prepayment speeds for the UPB tied to our Notes receivable – Rights to MSRs contributed to greater Interest income during 2014. Average prepayment speeds were 10.8% and 10.4% for the three and six months ended June 30, 2014, respectively, compared to 12.5% and 12.7%, respectively, for the same periods in 2013. We recorded an increase in interest income of $9,404 and $30,090 for the three and six months ended June 30, 2014, respectively, as a result of changes in the fair value of our Notes receivable – Rights to MSRs. We recognized an increase in interest income of $15,940 and $19,237 for three and six months ended June 30, 2013, respectively, as a result of changes in the fair value of our Notes receivable – Rights to MSRs. Lastly, the interest earned on our

Loans held for investment during the three and six months ended June 30, 2014, contributed to the increase in interest income as they represent a new class of Residential Mortgage Assets for 2014.

Operating expenses increased period over period primarily because the scale of our business significantly increased as a result of various Residential Mortgage Asset purchases. Operating expenses are primarily comprised of Compensation and benefits, Related party expenses and General and administrative expenses. Our average headcount period over period increased from fifteen to eighteen which primarily contributed to the increase in the Compensation and benefits portion of operating expenses. Related party expenses are related to the Ocwen Professional Services Agreement and the Altisource Administrative Services Agreement. The increase in Related party expenses primarily related to increased use of business strategy, tax and legal services as part of the Ocwen Professional Services Agreement. The increase in General and administrative expenses is primarily related to bank fees associated with our custodial accounts and tax and legal expenses related to our research and pursuit of new investment opportunities.

Increases in interest expense period over period were primarily due to an increase in our Match funded liabilities to $5.6 billion from $3.3 billion as of June 30, 2014 and June 30, 2013, respectively, and the weighted average interest rate on these liabilities increased to 1.85% from 1.80% as of June 30, 2014 and June 30, 2013, respectively. Additionally, we incurred interest expense on our Other borrowings during the three and six months ended June 30, 2014 which were not outstanding during the same periods in 2013.

Our tax expense for both periods was largely impacted by our status as a Cayman Islands exempted company. The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation.

Summary Operating Information

We operate the business as a single reportable segment: Residential Mortgage Assets. For purposes of our internal management reporting, we separately report the components of Interest income – notes receivable – Rights to MSRs, which include Servicing fee revenue, Servicing expense, Amortization of Notes receivable – Rights to MSRs and Change in fair value of Notes receivable – Rights to MSRs. We provide a reconciliation of our reported results to our internal management reporting for the three and six months ended June 30, 2014 and June 30, 2013, in the following tables.

We executed our agreements with Ocwen with the intent that we would receive the total amount of the servicing fees collected and that we would pay Ocwen a subservicing fee that is determined based on its collections and advance ratio performance. We evaluate our operating performance and manage our business considering servicing fees collected, subservicing fees paid, amortization of Notes receivable – Rights to MSRs and changes in fair value of Notes receivable – Rights to MSRs, and we maintain our internal management reporting on this basis. The following table presents our consolidated results of operations in accordance with GAAP reconciled to our internally reported financial results.

Our total revenue, total operating expenses and income from operations as presented in our Management Reporting shown below should be considered in addition to, and not as a substitute for, total revenue, total operating expenses and income from operations determined in accordance with GAAP.

	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
For the three months ended June 30, 2014
Revenue
Servicing fee revenue (1)	$—	$185,690	$185,690
Interest income – notes receivable – Rights to MSRs (2)	86,574	(86,574)	—
Interest income – other	7,790	—	7,790
Related party revenue	773	—	773
Total revenue	95,137	99,116	194,253
Operating expenses
Compensation and benefits	1,825	—	1,825
Servicing expense (3)	—	90,901	90,901
Amortization of Notes receivable – Rights to MSRs (4)	—	17,619	17,619
Change in fair value of Notes receivable – Rights to MSRs (5)	—	(9,404)	(9,404)
Related party expenses	496	—	496
General and administrative expenses	2,155	—	2,155
Total operating expenses	4,476	99,116	103,592
Income from operations	$90,661	$—	$90,661

	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
For the six months ended June 30, 2014
Revenue
Servicing fee revenue (1)	$—	$374,847	$374,847
Interest income – notes receivable – Rights to MSRs (2)	189,112	(189,112)	—
Interest income – other	10,751	—	10,751
Related party revenue	1,401	—	1,401
Total revenue	201,264	185,735	386,999
Operating expenses
Compensation and benefits	3,424	—	3,424
Servicing expense (3)	—	181,545	181,545
Amortization of Notes receivable – Rights to MSRs (4)	—	34,280	34,280
Change in fair value of Notes receivable – Rights to MSRs (5)	—	(30,090)	(30,090)
Related party expenses	868	—	868
General and administrative expenses	4,440	—	4,440
Total operating expenses	8,732	185,735	194,467
Income from operations	$192,532	$—	$192,532

	Condensed Consolidated Results (GAAP) (Restated)	Adjustments	Management Reporting (Non-GAAP)
For the three months ended June 30, 2013
Revenue
Servicing fee revenue (1)	$—	$128,699	$128,699
Interest income – notes receivable – Rights to MSRs (2)	65,792	(65,792)	—
Interest income – other	97	—	97
Related party revenue	560	—	560
Total revenue	66,449	62,907	129,356
Operating expenses
Compensation and benefits	1,602	—	1,602
Servicing expense (3)	—	65,495	65,495
Amortization of Notes receivable – Rights to MSRs (4)	—	13,352	13,352
Change in fair value of Notes receivable – Rights to MSRs (5)	—	(15,940)	(15,940)
Related party expenses	226	—	226
General and administrative expenses	734	—	734
Total operating expenses	2,562	62,907	65,469
Income from operations	$63,887	$—	$63,887

	Condensed Consolidated Results (GAAP) (Restated)	Adjustments	Management Reporting (Non-GAAP)
For the six months ended June 30, 2013
Revenue
Servicing fee revenue (1)	$—	$230,957	$230,957
Interest income – notes receivable – Rights to MSRs (2)	113,659	(113,659)	—
Interest income – other	199	—	199
Related party revenue	967	—	967
Total revenue	114,825	117,298	232,123
Operating expenses
Compensation and benefits	2,768	—	2,768
Servicing expense (3)	—	112,547	112,547
Amortization of Notes receivable – Rights to MSRs (4)	—	23,988	23,988
Change in fair value of Notes receivable – Rights to MSRs (5)	—	(19,237)	(19,237)
Related party expenses	452	—	452
General and administrative expenses	1,379	—	1,379
Total operating expenses	4,599	117,298	121,897
Income from operations	$110,226	$—	$110,226

(1)	Servicing fee revenue reflects servicing fees received under our agreements with Ocwen.

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

(3)	Servicing expense reflects the fee we incurred under the agreements with Ocwen.

(4)
Amortization of Notes receivable – Rights to MSRs reflects reductions in the value of the Notes receivable – Rights to MSRs based on the run-off of the portfolio and the application of the interest method.

(5)
Our methodology of determining the fair value of Notes receivable – Rights to MSRs is described in Part I, Item I, "Interim Condensed Consolidated Financial Statements – Note 3, Fair Value of Financial Instruments." In our Interim Condensed Consolidated Statements of Operations, we record changes in fair value as a component of Interest income – notes receivable – Rights to MSRs. In our Interim Condensed Consolidated Statements of Cash Flows, we record changes in fair value as Reductions to notes receivable – Rights to MSRs, and we record operating cash flows to the extent that an increase in fair value exceeds amortization.

Three and Six months ended June 30, 2014 versus 2013. Servicing fee revenue increased period over period because we owned the servicing rights for significantly greater average UPB during 2014. Servicing fee revenue is a function of principal and interest collected during the period and the contractual servicing fee rate. Average UPB for the three and six months ended June 30, 2014 was $173.3 billion and $175.7 billion, respectively compared to $95.8 billion and $90.4 billion, respectively for the same periods in 2013.

The servicing expense paid to Ocwen during the three and six months ended June 30, 2014 included $22,283 and $44,982, respectively, for the base fee and $68,618 and $136,563, respectively, in incentive fees. The servicing expense paid to Ocwen during the comparable 2013 periods included $15,409 and $27,680, respectively, for the base fee and $50,086 and $84,867, respectively, in incentive fees. The difference is primarily attributable to increased average UPB period over period and to incentive fee reductions in 2014 as a result of excess servicing advances. We are partially compensated for the cost of excess servicing advances because the performance-based incentive fee payable to Ocwen in any month will be reduced by an amount equal to 1-Month LIBOR plus 275 bps per annum of the amount of any such excess servicing advances if the advance ratio exceeds a predetermined level for that month. Amortization of Notes receivable – Rights to MSRs relates to reduction in UPB due to portfolio run-off and is greater during 2014 due to larger average UPB. Lastly, there was an increase in the fair value of the Notes receivable - Rights to MSRs for the three and six months ended June 30, 2014 of $9,404 and $30,090, respectively, compared to an increase of $15,940 and $19,237 for the same periods in 2013, respectively.

The following table provides selected statistics related to our Notes receivable – Rights to MSRs as of June 30:

(In thousands, except for loan count data)	2014	2013	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$137,926,776	$77,853,961	77%
Non-performing loans	29,636,922	20,097,023	47%
Non-performing real estate	3,245,061	1,961,039	65%
Total residential assets serviced	170,808,759	99,912,023	71%

Percent of total UPB:
Non-performing residential assets serviced	19.3%	22.1%	-13%

Number of:
Performing loans (1)	925,351	545,336	70%
Non-performing loans	146,065	98,554	48%
Non-performing real estate	17,146	10,811	59%
Total number of residential assets serviced	1,088,562	654,701	66%

Percent of total number:
Non-performing residential assets serviced	15.0%	16.7%	-10%

(1)
Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. Performing loans also include loans for which we have master servicing rights that are reported based on scheduled UPB. We consider all other loans to be non-performing.

The following table provides selected portfolio statistics related to our Notes receivable – Rights to MSRs for the three months ended June 30:

(In thousands, except for loan count data)	2014	2013	% Change
Average residential assets serviced	$173,283,186	$95,817,946	81%
Prepayment speed (average CPR) (1)	10.8%	12.5%	-14%
Average number of residential assets serviced	1,096,569	634,804	73%

(1)	The conditional prepayment rate ("CPR") is equal to the proportion of the principal of a pool of loans, assumed to be paid off, in each period.

The following table provides selected portfolio statistics related to our Notes receivable – Rights to MSRs for the six months ended June 30:

(In thousands, except for loan count data)	2014	2013	% Change
Average residential assets serviced	$175,650,570	$90,351,344	94%
Prepayment speed (average CPR) (1)	10.4%	12.7%	-18%
Average number of residential assets serviced	1,107,964	609,639	82%

(1)	The CPR is equal to the proportion of the principal of a pool of loans, assumed to be paid off, in each period.

The following tables provide information regarding changes in our portfolio of Notes receivable – Rights to MSRs serviced for the three and six months ended June 30:

(In thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at March 31, 2014	$175,766,746	1,122,405
Additions	—	—
Runoff	(4,957,987)	(33,843)
Servicing portfolio at June 30, 2014	$170,808,759	1,088,562

(In thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at December 31, 2013	$180,403,208	1,148,193
Additions	—	—
Runoff	(9,594,449)	(59,631)
Servicing portfolio at June 30, 2014	$170,808,759	1,088,562

(In thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at March 31, 2013	$92,520,828	623,859
Additions	10,609,482	46,818
Runoff	(3,218,287)	(15,976)
Servicing portfolio at June 30, 2013	$99,912,023	654,701

(In thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at December 31, 2012	$79,360,874	549,949
Additions	26,532,132	134,260
Runoff	(5,980,983)	(29,508)
Servicing portfolio at June 30, 2013	$99,912,023	654,701

Change in Financial Condition Summary

The overall increase in total assets of $623,831 and total liabilities of $576,108 during the six months ended June 30, 2014, primarily resulted from:

•	The completion of the GNMA EBO loan purchase from Ocwen totaling $556,618;

•	The creation of the EBO Facility, which increased total liabilities by $472,734;

•	Financing of servicing advances related to the GNMA EBO Transaction of $55,702;

•	Financing of other servicing advances for Ocwen of $20,157;

•	The completion of the RPL purchase from an unrelated third party totaling $276,248;

•	The creation of the RPL Facility, which increased total liabilities by $220,998;

•	An increase in the fair value of our Notes receivable – Rights to MSRs of $30,006; and

•	We received $254,023 in Match funded advance remittances and had net repayments of Match funded liabilities of $121,693.

Our assets at June 30, 2014, include Notes receivable – Rights to MSRs which had a balance of $629,579 representing 7.9% of total assets at June 30, 2014. Notes receivable – Rights to MSRs are carried at fair value which is determined based on an appraisal prepared with the assistance of an independent valuation firm and requires the use of significant unobservable inputs. The most significant assumptions used in the appraisal as of June 30, 2014 are:

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

LIQUIDITY AND CAPITAL RESOURCES

We define liquidity as unencumbered cash balances plus unused, collateralized financing capacity. Our liquidity as of June 30, 2014, as measured by cash and available credit, was $113,111, a decrease of $47,862 from December 31, 2013. At June 30, 2014, our cash position was $89,418 compared to $87,896 at December 31, 2013. We had collateralized available capacity of $23,693 at June 30, 2014, compared to $73,077 at December 31, 2013. Regarding the investment of cash, our investment policies emphasize principal preservation and availability by limiting the investment to demand deposit accounts.

Investment policy and funding strategy. Our primary sources of funds for near-term liquidity are:

•	Interest income – notes receivable – Rights to MSRs;

•	Proceeds from liquidation of Loans held for investment;

•	Proceeds from Match funded liabilities; and

•	Proceeds from Other borrowings.

Potential long-term sources of liquidity include proceeds from the issuance of debt or equity.

Our primary uses of funds are:

•	Payments for advances in excess of collections on our existing servicing portfolio;

•	Payments of interest and operating costs;

•	Purchases of Residential Mortgage Assets; and

•	Repayments of borrowings.

In managing our liquidity position, our primary focus is on maintaining sufficient cash and unused borrowing capacity to meet our advancing obligations, pay expenses and purchase additional Residential Mortgage Assets. We regularly monitor and project our cash position and borrowing capacity, and we consider this in sizing asset purchases.

At June 30, 2014, $1,362,574 of our total maximum borrowing capacity on our advance facilities remained unused. Additionally, our EBO Facility had credit available of $23,693. We maintain unused borrowing capacity for three reasons:

•	As a protection should advances increase due to increased delinquencies;

•	As capacity to retire our term notes as they mature; and

•	To provide capacity for the acquisition of additional Residential Mortgage Assets.

Outlook. We believe that our cash balance and unused advance financing capacity are sufficient to meet foreseeable requirements.

Debt and Match funded liability summary. As of June 30, 2014, we had $1,362,574 of unused borrowing capacity on our advance facilities. Our ability to continue to pledge collateral under our advance facilities depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing. The debt covenants for our advance facilities, senior secured term loan facility, the EBO Facility, the Note Facility and the RPL Facility (collectively, our “Facilities”) require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our Facilities. We believe we are in compliance with these covenants and do not expect them to restrict our activities.

During the six months ended June 30, 2014, we issued three series of term notes with a combined balance of $1,200,000. In addition, we renewed our Series 2013 VF 1 Notes to reduce the cost of borrowing and extend the term by one year. We also retired term notes of $650,000. We entered into the EBO Facility to partially finance our purchase of GNMA EBO loans. The EBO Facility had an outstanding balance of $460,822 at June 30, 2014. We entered into the Note Facility to partially finance $37,000 of notes retained as part of the Series 2014 T3 Term Note issuance on June 18, 2014. The Note Facility had an outstanding balance of $25,900 at June 30, 2014. Lastly, we entered into the RPL Facility to partially finance our purchase of RPLs. The RPL Facility had an outstanding balance of $220,998 at June 30, 2014.

On July 16, 2014, we entered into agreements to extend the maturity of our variable funding notes secured servicing advance receivables with an aggregate borrowing capacity of $2.1 billion to August 28, 2015.

Liquidity Risk. We are exposed to liquidity risk should the cash required to make new advances pursuant to servicing contracts and our agreements with Ocwen exceed the amount of advance repayments. In general, we finance our operations through operating cash flows and have advance financing facilities in place with sufficient capacity to cover the majority of cash required to make new advances. However, our Facilities contain borrowing conditions that, if not met, could affect our ability to borrow on new advances and affect our liquidity.

We are also exposed to liquidity risk related to our Loans held for investment. We have leveraged our Loans held for investment acquired to date in repurchase agreements with maturities of one year or less. Repurchase agreements are subject to margin calls that could adversely affect our liquidity by requiring us to repay a portion of the outstanding borrowing.

Cash flows for the six months ended June 30. The following table presents a summary of our cash flows for the six months ended June 30:

	2014	2013
Net income	$115,020	$71,911
Adjustments for non-cash items	11,637	4,107
Changes in assets and liabilities	245,578	535,862
Cash flows from operating activities	372,235	611,880
Cash flows from investing activities	(880,015)	(1,222,470)
Cash flows from financing activities	509,302	1,221,038
Net increase in cash	1,522	610,448
Cash at beginning of period	87,896	76,048
Cash at end of period	$89,418	$686,496

Six months ended June 30, 2014. Our operating activities provided $372,235 of cash. Components of operating cash flows included amounts provided by a decrease in working capital accounts of $245,578 and by our Net income of $115,020, adjusted for amortization of debt issuance costs of $9,560, accretion of our original issuance discount related to our senior secured term loan facility of $372, net amortization of our loan purchase premium and discount of $1,641 and share-based compensation expense of $64. The primary contributors to the changes in working capital accounts were reductions in Match funded advances of $254,023 and Related party receivables of $52,995, offset by increases in debt service accounts of $42,254 and a decrease in Related party payables of $7,741. The remainder of the working capital activity relates to a net decrease in cash flows from operations due to movements in other assets and other liabilities of $11,445, primarily attributable to an increase in accrued interest income related to the GNMA EBO and RPL transactions.

The primary driver of the decrease in Related party receivables was attributable to the change in Match funded advance collections due from Ocwen of $51,656. The decrease in Related party payables was primarily attributable to the decrease in subservicing fees payable to Ocwen of $6,538. A portion of our Match funded advance collections of $254,023 were immediately used to pay down our outstanding Match funded liabilities. Refer to the financing activities discussion below for more details regarding Match funded liability cash movements during the current period. Lastly, the increase in debt service accounts primarily relates to payments made to the trustees of our advance financing facilities. The trustees release these funds to pay down our Match funded liabilities on scheduled funding dates.

Our investing activities used $880,015 of cash during the six months ended June 30, 2014 which primarily related to our acquisition of GNMA EBO loans from Ocwen and RPLs from a third party seller. We paid $556,618 for the GNMA EBO loans and $276,248 for the RPLs. These acquisitions were partially offset by reductions of $29,133 from the payoff of certain Loans held for investment. In addition, we used $81,688 of cash to finance servicing advances, offset by $1,216 received from the recovery of advance financing receivables. Finally, we had a reduction in Notes receivable – Rights to MSRs of $4,190 due to principal reductions from both runoff in the UPB of the mortgage loans serviced and the application of the interest method.

Our financing activities provided $509,302 of cash. We had net payments to Match funded liabilities of $121,693 during the period. We received $707,720 in proceeds from our Other borrowings to help fund our GNMA EBO loan and RPL purchases and to partially finance our retention of a portion of our 2014 T3 Term Notes. These amounts were offset by payments of debt issuance costs of $9,639 and two quarterly principal payments for a total of $1,750 on our senior secured term loan facility. Additionally, we paid dividends of $65,336.

Six months ended June 30, 2013. Our operating activities provided $611,880 of cash. Components of operating cash flows included amounts provided by changes in working capital accounts of $535,862 and by our Net income of $71,911, adjusted for amortization of debt issuance costs of $6,687, an increase in the fair value of our Notes receivable - Rights to MSRs of $2,588 and accretion of our original issuance discount related to our senior secured term loan facility of $8. The primary contributors to the change in working capital accounts were reductions in Match funded advances of $474,544, decreases in Related party receivables of $22,104 and debt service accounts of $18,971 and increases in related party payables of $13,768. The remainder of the working capital activity relates to a net increase in cash flows from operations due to movements in other assets and other liabilities of $6,475.

The primary driver of the change in Related party receivables was Match funded advance collections due from Ocwen of $21,265. Increases in related party payables were primarily attributable to subservicing fees payable to Ocwen of $688 for June 30, 2013, subservicing activity and an amount due to Ocwen of $13,045 for advances made on our behalf as of June 30, 2013. The collection of Match funded advances of $474,544 was used to pay down $406,901 of our Match funded liabilities, which resulted in net cash provided of $67,643. Refer to the financing activities discussion below for more details regarding Match funded liability cash movements during the period.

Our investing activities used $1,222,470 of cash during the period, which primarily related to our acquisition of Rights to MSRs and related Match funded advances associated with two asset purchases from Ocwen. We paid $148,622 to Ocwen for Notes receivable – Rights to MSRs and $1,079,777 for Match funded advances. We also settled a prior period purchase price adjustment with Ocwen of $1,410. Finally, we had a reduction in Notes receivable – Rights to MSRs of $7,339 due to UPB runoff and the application of the interest method.

Our financing activities provided $1,221,038 of cash. New ordinary share issuances during the period provided $334,390 of cash, net of underwriting fees. We borrowed $1,007,169 on our Match funded advance financing facility related to our two asset purchases from Ocwen, and overall, we had net proceeds from Match funded liabilities of $600,268 during the period. We received $344,750 in proceeds in connection with the issuance of debt under our senior secured term loan facility in anticipation of our July 1, 2013, follow-on purchase from Ocwen. These amounts were offset by payments of debt issue costs totaling $13,747. Additionally, we paid dividends equal to $44,231. Finally, we paid offering costs of $392 associated with our issuance of ordinary shares during the period.

TOTAL EQUITY

Total equity amounted to $1,264,170 at June 30, 2014, as compared to $1,216,447 at December 31, 2013. This increase of $47,723 is primarily due to net income of $115,020, offset by dividends declared of $66,045. In addition, we recorded $64 of share-based compensation expense and $1,316 of unrealized losses (net of tax) on interest rate swaps that we designated as cash flow hedges.

DIVIDENDS

We intend to distribute approximately 90 percent of our earnings over time in the form of monthly cash dividends. During 2014, we declared the following dividends:

Record Date	Payment Date	Amount per Ordinary Share
January 31, 2014	February 10, 2014	$0.15
February 28, 2014	March 10, 2014	$0.15
March 31, 2014	April 10, 2014	$0.15
April 30, 2014	May 12, 2014	$0.16
May 30, 2014	June 10, 2014	$0.16
June 30, 2014	July 10, 2014	$0.16
July 31, 2014	August 11, 2014	$0.16
August 29, 2014	September 10, 2014	$0.18
September 30, 2014	October 10, 2014	$0.18

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER MATTERS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and to meet all contractual obligations as they come due. Such contractual obligations include payments on our Other borrowings and operating leases.

We exclude our Match funded liabilities from our contractual obligations because they represent non-recourse debt that has been collateralized by Match funded advances which are not available to satisfy general claims against HLSS. Holders of the notes issued by the Match Funded Advance SPEs have no recourse against any assets other than the Match funded advances that serve as collateral for the securitized debt.

During the six months ended June 30, 2014, we entered into the EBO Facility, the RPL Facility and the Note Facility. See Part I, Item 1, “Interim Condensed Consolidated Financial Statements — Note 8, Other Borrowings” for additional information regarding the contractual obligations under these facilities.

Off-Balance Sheet Arrangements

In the normal course of business, we may engage in transactions with a variety of financial institutions and other companies that we do not reflect on our Interim Condensed Consolidated Balance Sheet. We are subject to potential financial loss if the counterparties to our off-balance sheet transactions are unable to complete an agreed-upon transaction. We seek to limit counterparty risk through financial analysis, dollar limits and other monitoring procedures. We also entered into non-cancelable operating leases principally for our office facilities.

Derivatives. We record all derivative transactions at fair value on our Interim Condensed Consolidated Balance Sheet. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss.

Involvement with SPEs. We use SPEs in the financing of our Match funded advances and Loans held for investment. We use securitization facilities to finance these assets. The SPEs to which these assets are transferred in these securitization transactions are included in our Interim Condensed Consolidated Financial Statements because we are the primary beneficiary of the SPEs, which are also VIEs. The holders of the debt of the Match Funded Advance SPEs can look only to the assets of the SPEs for satisfaction of the debt and have no recourse against HLSS. The holders of the debt of the Mortgage Loans SPEs have recourse against HLSS if the assets of the SPE are not able to satisfy the debt of the SPE.

VIEs. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our Interim Condensed Consolidated Financial Statements. As of June 30, 2014, all of our VIEs are fully consolidated.

Related Parties

We have entered into various agreements with Ocwen and Altisource. William C. Erbey, our founder and the Chairman of our Board of Directors, is also the Chairman of the Board of Directors of Ocwen and Altisource.

At June 30, 2014, Ocwen owed us $507 for professional services provided pursuant to the Professional Services Agreement. During the three and six months ended June 30, 2014 we earned fees of $773 and $1,401, respectively, for services provided to Ocwen pursuant to the Professional Services Agreement (compared to $560 and $967 for the same periods in 2013). Additionally, during the three and six months ended June 30, 2014, we incurred expenses of $225 and $379 for services received from Ocwen pursuant to the Professional Services Agreement (compare to $30 and $60 for the same periods in 2013). Revenue and expenses from the Professional Services Agreement are included within Related party revenue and Related party expenses, respectively.

During the three and six months ended June 30, 2014, we incurred expenses of $271 and $489 for services provided to us pursuant to the Altisource Administrative Services Agreement (compared to $176 and $352 for the same periods in 2013). We reported these amounts within Related party expenses for each period then ended.

We use actual costs incurred plus a 15% mark-up for our revenues and expenses related to our Professional Services Agreement with Ocwen and for expenses related to our Altisource Administrative Services Agreement. See Part I, Item 1, "Interim Condensed Consolidated Financial Statements - Note 17, Related Party Transactions" for more information regarding our related party transactions.

CRITICAL ACCOUNTING POLICIES

There were no significant changes to the accounting policies that we believe are the most critical to an understanding of our results of operations and financial condition that are disclosed in our 2013 Form 10-K/A.

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

Our primary strategy to manage the impact of changes in interest rates is to borrow at fixed rates on the term notes in our Match funded liability structure. We also receive the floating rate interest earned on custodial account balances related to the mortgage loans serviced under our subservicing agreement with Ocwen. Further, we executed a hedging strategy aimed at mitigating the impact of changes in variable interest rates within a certain period based on the projected excess of interest rate sensitive liabilities over interest rate sensitive assets. Future variances between the projected excess of interest rate sensitive liabilities over interest rate sensitive assets and actual results could cause us to become over-hedged or under-hedged. Lastly, we are partially compensated for the cost of excess servicing advances because the performance-based incentive fee payable to Ocwen in any month will be reduced by an amount equal to 1-Month LIBOR plus 275 bps per annum of the amount of any such excess servicing advances if the advance ratio exceeds a predetermined level for that month.

If interest rates increase by 1% on our variable-rate borrowing and interest-earning account balances, we estimate a net positive impact of approximately $8,237 resulting from an increase of $12,322 in annual interest income compared to an increase of $4,085 in annual interest expense based on June 30, 2014, balances.

June 30, 2014
Variable-rate borrowings outstanding (1)	$998,380
Fixed-rate borrowings outstanding	4,078,500
Custodial account balances (2)	1,141,647
Notional balance of interest rate swaps (2) (3)	299,735

(1)
A portion of this balance is attributable to our senior secured term loan facility which has an interest rate of 1-Month LIBOR plus 3.50% with a 1.00% LIBOR floor. We also include the outstanding balance of our EBO Facility and RPL Facility which have an interest rate of 1-Month LIBOR plus 3.05% and plus 2.50%, respectively. We use the EBO Facility and the RPL Facility to finance our Loans held for investment which are primarily fixed rate loans. Because we finance our fixed rate Loans held for investment using variable rate borrowings, we face interest rate risk related to our Loans held for investment in a rising interest rate environment; however, this risk is partially offset by the interest earned on our variable rate custodial account balances. This balance also includes the Note Facility, which has an interest rate of 1-Month LIBOR plus 1.15%. Lastly, we adjusted this balance to exclude financing of advances over the predetermined advance ratio for the month of June 2014.

(2)	Excluded from our Interim Condensed Consolidated Balance Sheet.

(3)	This amount relates to the non-forward starting interest rate swaps that we use to hedge our exposure to rising interest rates on a portion of our outstanding variable-rate borrowings.

Our Interim Condensed Consolidated Balance Sheet at June 30, 2014, includes $89,418 of interest-earning cash accounts and $1,075 of interest-earning collateral accounts.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2014. Based upon that evaluation, and in connection with the restatements described in Note 17 to the accompanying condensed consolidated financial statements, management has determined that the Company's disclosure controls and procedures were not effective as of June 30, 2014 solely as a result of this material weakness which had not been remediated as of June 30, 2014.

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

There have been no changes in our internal control over financial reporting that have occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, “Interim Condensed Consolidated Financial Statements — Note 18, Commitments and Contingencies," for more information regarding legal proceedings.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2013 Form 10-K/A.

Governmental bodies may restrict our transactions with related parties or institute policies that adversely affect Ocwen’s business which could increase our operating expenses, reduce our revenues or otherwise adversely affect our business, financial condition, results of operations and ability to grow.

Our business strategy, including our asset purchase strategy, may be affected by regulatory considerations. The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential mortgage servicing. Our success in part depends on our ability to purchase additional Residential Mortgage Assets from parties like Ocwen and engage high quality mortgage servicers, like Ocwen, to service these assets. If regulators restrict any aspect of our or Ocwen’s business strategy, including Ocwen’s ability to transact business with us, we may be required to alter our strategy, which could include revisions to our Residential Mortgage Asset purchase plans or changes with respect to our mortgage servicing arrangements. Any restrictions imposed on Ocwen’s ability to transact business with us could have a material adverse impact on our business. Ocwen has disclosed that it is subject to a number of federal and state regulatory investigations, examinations, inquiries and requests for information that have resulted or could, in the future, result in adverse regulatory action against Ocwen. One or more of such regulatory actions or Ocwen’s failure to comply with any commitments it makes with respect to such regulatory actions could adversely affect Ocwen’s business or impose additional requirements or restrictions on its activities. Regulatory action against Ocwen could increase our operating expenses, reduce our revenues or otherwise adversely affect our business, financial condition, results of operations and ability to grow.

Servicing issues in our portfolio of Loans held for investment could adversely impact our claims against FHA insurance and result in our reliance on servicer indemnifications which could increase the risk of losses.

We rely on Ocwen to service our GNMA EBO loans in a manner that supports our ability to make claims to the FHA for shortfalls on these loans. If servicing issues result in the curtailment of FHA insurance claims, we will only have recourse against Ocwen for any shortfall. If Ocwen is unable to make indemnification payments owed to us under this circumstance, we could incur losses. Additional discussion of our credit risk related to Ocwen that affect or could affect our business operations is included under "Item 1A. Risk Factors" within our 2013 Form 10-K (as amended and restated on our Form 10-K/A).

Assumptions related to the valuations of our re-performing residential mortgage loans that were acquired may not reflect actual results in ways that materially and adversely affect our operating results.

We have acquired re-performing residential mortgage loans that are not insured against loss. We develop assumptions regarding re-default rates, delinquency rates, interest rates, prepayment speeds and severity in determining the purchase price we will pay for these loans. Even though these loans are acquired at a discount to the UPB, actual results may be materially different from our assumptions, and this may cause us to incur material losses. Further, delays in the timeline to complete foreclosures of non-performing loans could increase our exposure to carrying costs and changes in the cost and availability of financing. Borrowers on re-performing loans, all of which have been previously delinquent, may be more likely to be in economic distress, to have become unemployed or bankrupt or to otherwise be unable or unwilling to make payments when due. Also, a portion of these loans feature future step-ups in the required payment which could cause a greater than expected increase in re-default rates and could reduce our profitability and cash flows.

The properties underlying Loans held for investment that we acquire through foreclosure may contain unknown environmental defects which could increase our risk of loss.

Environmental protection laws that apply to properties that secure or underlie our Loans held for investment could diminish the value of the properties and result in losses. We may also be exposed to environmental liabilities with respect to properties of which we become a direct or indirect owner or to which we take title which could adversely affect our business and financial results.

Changes in financing terms for our Loans held for investment may adversely affect our return on our investments and may reduce our liquidity.

We have leveraged our Loans held for investment acquired to date in repurchase agreements with maturities of one year or less. Repurchase agreements generally allow the counterparties to determine the market value of the collateral and are subject to margin calls that could adversely affect our liquidity by requiring us to repay a portion of the outstanding borrowing. To the extent that we do not have sufficient cash to satisfy a margin call, this may require the liquidation of assets at a disadvantageous time which could cause us to incur losses. Should market conditions or asset performance expectations deteriorate, we may not be able to refinance our repurchase facilities or enter into longer-term securitization facilities as planned and could result in reduced advance rates, higher interest rates or other changes in terms that could adversely impact our results of operations and liquidity.

Our borrowings collateralized by Loans held for investment require that we make certain representations and warranties that, if determined to be inaccurate, could require us to repurchase loans or cover losses.

Our financing facilities require us to make certain representations and warranties regarding the Loans held for investment that collateralize the borrowings. Although we perform due diligence on the Loans held for investment that we acquire, certain representations and warranties that we make in respect of such loans may ultimately be determined to be inaccurate. In the event of a breach of a representation or warranty, we may be required to repurchase affected loans, make indemnification payments to certain indemnified parties or address any claims associated with such breach. Further, we may have limited or no recourse against the seller from whom we purchased the loans. Such recourse may be limited due to a variety of factors including, the absence of a representation or warranty from the seller corresponding to the representation provided by us or the contractual expiration thereof.

Our ability to borrow may be adversely affected by the suspension or delay of the rating of our notes by the credit agency providing the ratings.

The majority of our advance facility notes are rated by one rating agency, and this agency may suspend rating notes while it reviews its policies for rating for such notes. Rating agency delays may result in our inability to obtain timely ratings on new notes which could adversely impact the availability of borrowings, interest rates, advance rates or other terms which could adversely affect our results of operations and liquidity. Further, if we are unable to secure ratings from other agencies, limited investor demand for unrated notes could result in further adverse changes to our liquidity and profitability.

We include a discussion of all other principal risks and uncertainties that affect or could affect our business operations within our 2013 Form 10-K/A.

ITEM 6. EXHIBITS

Exhibit Index

10.1
Amendment No.1 to the Master Repurchase Agreement among HLSS Mortgage Master Trust, Barclays Bank PLC and Home Loan Servicing Solutions, Ltd. dated as of April 15, 2014. Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 17, 2014.

10.2
Home Loan Servicing Solutions, Ltd. 2013 Equity Incentive Plan adopted May 5, 2014. Incorporated by reference to Appendix A of the registrant's Definitive Proxy Statement on Schedule 14A filed on April 17, 2014.

10.3
Series 2014-T3 Indenture Supplement, dated as of June 18, 2014, to Sixth Amended and Restated Indenture dated as of January 17, 2014, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Credit Suisse AG. Incorporated by reference to the registrant's Current Report on Form 8-K filed on June 23, 2014.

10.4
Master Repurchase Agreement and Securities Contract, dated as of June 26, 2014, among HLSS Mortgage Master Trust II as Seller and Wells Fargo Bank, National Association, as Buyer. Incorporated by reference to the registrant's Current Report on Form 8-K filed on July 1, 2014.

10.5
Guaranty Agreement, dated as of June 26, 2014, made by Home Loan Servicing Solutions, Ltd. in favor of Wells Fargo Bank, National Association. Incorporated by reference to the registrant's Current Report on Form 8-K filed on July 1, 2014.

10.6
Amendment No.4 dated as of July 16, 2014, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement dated as of August 30, 2013, to the Sixth Amended and Restated Indenture, dated as of January 17, 2014. Incorporated by reference to the registrant's Current Report on Form 8-K filed on July 17, 2014.

10.7
Amendment No.4 dated as of July 16, 2014, to the Second Amended and Restated Series 2012-VF2 Indenture Supplement dated as of August 30, 2013, to the Sixth Amended and Restated Indenture, dated as of January 17, 2014. Incorporated by reference to the registrant's Current Report on Form 8-K filed on July 17, 2014.

10.8
Amendment No.4 dated as of July 16, 2014, to the Second Amended and Restated Series 2012-VF3 Indenture Supplement dated as of August 30, 2013, to the Sixth Amended and Restated Indenture, dated as of January 17, 2014. Incorporated by reference to the registrant's Current Report on Form 8-K filed on July 17, 2014.

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