Form 10-Q
period 2014-09-30
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2014-10-16
CIK 1513161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
Number of Ordinary Shares, $0.01 par value, outstanding as of October 16, 2014: 71,016,771 shares.

HOME LOAN SERVICING SOLUTIONS, LTD.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$130,160	$87,896
Match funded advances	6,100,277	6,387,781
Notes receivable – Rights to MSRs	618,962	633,769
Loans held for investment	832,413	—
Related party receivables	26,223	70,049
Deferred tax assets	1,024	1,024
Other assets	243,286	130,153
Total assets	$7,952,345	$7,310,672
Liabilities and Equity
Liabilities
Match funded liabilities	$5,545,636	$5,715,622
Other borrowings	1,093,837	343,386
Dividends payable	12,783	10,653
Income taxes payable	426	682
Deferred tax liabilities	1,189	1,266
Related party payables	8,517	10,732
Other liabilities	12,685	11,884
Total liabilities	6,675,073	6,094,225
Commitments and Contingencies (See Note 18)
Equity
Equity – Ordinary shares, $.01 par value; 200,000,000 shares authorized; 71,016,771 shares issued and outstanding at September 30, 2014, and December 31, 2013	710	710
Additional paid-in capital	1,210,207	1,210,057
Retained earnings	64,773	3,513
Accumulated other comprehensive income, net of tax	1,582	2,167
Total equity	1,277,272	1,216,447
Total liabilities and equity	$7,952,345	$7,310,672

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Three Months		Nine Months
For the periods ended September 30,	2014	2013 (Restated)	2014	2013 (Restated)
Revenue
Interest income – notes receivable – Rights to MSRs	$84,850	$78,447	$273,962	$192,106
Interest income – other	12,118	697	22,869	896
Total interest income	96,968	79,144	296,831	193,002
Related party revenue	320	491	1,721	1,458
Total revenue	97,288	79,635	298,552	194,460
Operating expenses
Compensation and benefits	1,722	2,109	5,146	4,877
Related party expenses	390	228	1,258	680
General and administrative expenses	1,802	1,275	6,242	2,654
Total operating expenses	3,914	3,612	12,646	8,211
Income from operations	93,374	76,023	285,906	186,249
Other expense
Interest expense	44,146	36,080	121,658	74,356
Total other expense	44,146	36,080	121,658	74,356
Income before income taxes	49,228	39,943	164,248	111,893
Income tax expense	14	777	14	816
Net income	$49,214	$39,166	$164,234	$111,077
Earnings per share
Basic	$0.69	$0.55	$2.31	$1.80
Diluted	$0.69	$0.55	$2.31	$1.80
Weighted average shares outstanding
Basic	71,016,771	71,016,771	71,016,771	61,812,369
Diluted	71,018,542	71,016,771	71,016,771	61,812,369
Dividends declared per share	$0.52	$0.45	$1.45	$1.25

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months		Nine Months
For the periods ended September 30,	2014	2013 (Restated)	2014	2013 (Restated)
Net income	$49,214	$39,166	$164,234	$111,077
Other comprehensive income (loss), before tax:
Change in the value of designated cash flow hedges	1,341	(1,592)	(664)	3,761
Total other comprehensive income (loss), before tax	1,341	(1,592)	(664)	3,761
Income tax related to items of other comprehensive income (loss):
Tax benefit (expense) on change in the value of designated cash flow hedges	(610)	604	79	(1,019)
Total income tax benefit (expense) related to items of other comprehensive income (loss)	(610)	604	79	(1,019)
Total other comprehensive income (loss), net of tax	731	(988)	(585)	2,742
Total comprehensive income	$49,945	$38,178	$163,649	$113,819

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) net of Tax	Total
	Shares	Amount
Balance at December 31, 2013	71,016,771	$710	$1,210,057	$3,513	$2,167	$1,216,447
Net income	—	—	—	164,234	—	164,234
Other comprehensive loss, net of tax	—	—	—	—	(585)	(585)
Stock compensation	—	—	150	—	—	150
Declaration of cash dividends ($1.45 per share)	—	—	—	(102,974)	—	(102,974)
Balance at September 30, 2014	71,016,771	$710	$1,210,207	$64,773	$1,582	$1,277,272

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit) (Restated)	Accumulated Other Comprehensive Income (Loss) net of Tax	Total (Restated)
	Shares	Amount
Balance at December 31, 2012	55,884,718	$559	$876,657	$(2,761)	$(1,076)	$873,379
Net income (Restated)	—	—	—	111,077	—	111,077
Other comprehensive income, net of tax	—	—	—	—	2,742	2,742
Issuance of ordinary shares, net of costs	15,132,053	151	333,385	—	—	333,536
Declaration of cash dividends ($1.25 per share)	—	—	—	(79,425)	—	(79,425)
Balance at September 30, 2013 (Restated)	71,016,771	$710	$1,210,042	$28,891	$1,666	$1,241,309

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the nine months ended September 30,	2014	2013 (Restated)
Cash flows from operating activities
Net income	$164,234	$111,077
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	15,160	11,113
Accretion of original issue discount on other borrowings	563	197
Net accretion on Loans held for investment	(1,631)	—
Share-based compensation expense	150	—
Changes in assets and liabilities:
Decrease in Match funded advances	287,504	662,977
Increase in debt service accounts	(15,806)	(63,586)
Decrease in related party receivables	43,826	16,989
(Decrease) increase in related party payables	(2,215)	32,315
(Increase) decrease in other assets	(14,922)	834
Increase in other liabilities	734	7,729
Net cash provided by operating activities	477,597	779,645
Cash flows from investing activities
Purchase of Notes receivable – Rights to MSRs	—	(387,300)
Reduction in Notes receivable – Rights to MSRs	14,807	25,102
Purchase of Loans held for investment	(900,513)	—
Proceeds from Loans held for investment	69,731	—
Cash used in advance financing receivables transaction	(86,206)	—
Cash from reduction in advance financing receivables	1,216	—
Acquisition of advances in connection with the purchase of Residential Mortgage Assets	—	(3,492,489)
Net cash used in investing activities	(900,965)	(3,854,687)
Cash flows from financing activities
(Repayments of) proceeds from Match funded liabilities, net	(169,986)	2,496,606
Proceeds from Other borrowings	773,798	344,750
Payment of Other borrowings	(23,910)	(875)
Payment of debt issuance costs	(13,426)	(23,025)
Proceeds from issuance of ordinary shares	—	334,390
Payment of offering costs	—	(542)
Payment of dividends to shareholders	(100,844)	(75,478)
Net cash provided by financing activities	465,632	3,075,826
Net increase in cash	42,264	784
Cash at beginning of period	87,896	76,048
Cash at end of period	$130,160	$76,832
Supplemental non-cash financing activities
Dividends declared but not paid	$12,783	$10,653
Offering costs accrued but not paid	$—	$312
Debt issuance costs accrued but not paid	$108	$810

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

Basis of Presentation and Use of Estimates

We prepared the accompanying unaudited Interim Condensed Consolidated Financial Statements in conformity with the instructions of the Securities and Exchange Commission (“SEC”) to Form 10-Q for interim financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly significant relate to our fair value measurements of Notes receivable – Rights to MSRs.

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

The following tables summarize the assets and liabilities of our consolidated SPEs at the dates indicated:

At September 30, 2014	Match Funded Advance SPEs	Mortgage Loans SPEs	Total

Match funded advances	$6,100,277	$—	$6,100,277
Loans held for investment	—	832,413	832,413
Related party receivables (1)	15,352	343	15,695
Other assets (2)	126,199	108,324	234,523
Total assets	$6,241,828	$941,080	$7,182,908

Match funded liabilities	$5,545,636	$—	$5,545,636
Other borrowings (3)	—	726,565	726,565
Related party payables	—	134	134
Other liabilities	4,937	1,900	6,837
Total liabilities	$5,550,573	$728,599	$6,279,172

At December 31, 2013	Match Funded Advance SPEs	Mortgage Loans SPEs	Total

Match funded advances	$6,387,781	$—	$6,387,781
Loans held for investment	—	—	—
Related party receivables (1)	60,239	—	60,239
Other assets (2)	119,902	—	119,902
Total assets	$6,567,922	$—	$6,567,922

Match funded liabilities	$5,715,622	$—	$5,715,622
Other borrowings (3)	—	—	—
Related party payables	—	—	—
Other liabilities	4,673	—	4,673
Total liabilities	$5,720,295	$—	$5,720,295

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

For loans accounted for under ASC 310-20, we periodically evaluate whether all contractual payments will be collected as scheduled according to the contractual terms. We incorporate the probable recovery of such payments resulting from Federal Housing Administration ("FHA") insurance in this analysis, as applicable. We evaluate these loans on a periodic basis to ensure the carrying value is the lower of cost or fair value. We recognized no loan impairments for the three and nine months ended September 30, 2014.

We periodically evaluate whether our Loans held for investment, including individual loans and pools of loans, should be placed on non-accrual status. All of our Loans held for investment remained on accrual status for the three and nine months ended September 30, 2014.

The Company evaluates purchased impaired loans in accordance with the provisions of ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

For impaired loans accounted for under ASC 310-30, we continue to estimate cash flows expected to be collected, adjusted for expected prepayments, on pools of loans sharing common risk characteristics which are treated in the aggregate when applying various valuation techniques. We evaluate at each balance sheet date whether the present value of our pools of loans determined using the effective interest rates has decreased and, if so, recognize a provision for loan loss. For any increases in cash flows expected to be collected, we reduce any loss provisions previously recorded, if applicable, and then adjust the amount of accretable yield recognized on a prospective basis over the pool’s remaining life. We recognized no provisions for loan loss nor any adjustments to the amount of the accretable yield for the three and nine months ended September 30, 2014.

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

ASU 2014-04. The objective of this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs; that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. We do not expect these amendments to have a material impact on our Interim Condensed Consolidated Financial Statements.

ASU 2014-06. This ASU provides technical corrections and improvements to Accounting Standards Codification glossary terms. Our adoption of this standard, effective March 14, 2014, did not have a material impact on our Interim Condensed Consolidated Financial Statements.

ASU 2014-14. The amendments in this ASU require that certain government-guaranteed mortgage loans, including those guaranteed by the FHA, be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure on loans that meet these criteria, a separate receivable should be recorded based on the amount of the loan balance expected to be recovered from the guarantor. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. We do not expect these amendments to have a material impact on our Interim Condensed Consolidated Financial Statements.

ASU 2014-15. The amendments in this ASU provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this update are effective for fiscal years and interim periods ending after December 15, 2016. We do not expect these amendments to have a material impact on our Interim Condensed Consolidated Financial Statements.

Certain disclosures included in the Company’s Annual Report are not required to be included on an interim basis in the Company’s Quarterly Reports on Forms 10-Q. The Company has condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the SEC on August 18, 2014 (the "2013 Form 10-K/A").

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

On July 31, 2014, HLSS completed a follow-on purchase of RPLs from a third party seller with a UPB of $92,908 (the "RPL Follow-on Transaction") under substantially the same terms and conditions as the RPL Transaction. The total purchase price was $67,647, and we will recognize the excess cash flows over the purchase price as interest income on a level yield basis in accordance with ASC 310-30.

Ocwen serviced the RPLs prior to the RPL Transaction and the RPL Follow-on Transaction, and Ocwen remains the servicer subsequent to the acquisitions.

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

The following table summarizes the purchase price of assets we acquired during the nine months ended September 30, 2014 and reconciles the cash used to acquire such assets:

GNMA EBO loans purchase price (1)	$556,618
RPL purchase price (1)	276,248
RPL follow-on purchase (1)	67,647
Total cash required	$900,513
Sources:
Cash on hand	$154,743
Other borrowings	745,770
Total cash used	$900,513

(1)	The cash used to purchase these assets is shown within “Purchase of loans held for investment” of the Interim Condensed Consolidated Statement of Cash Flows.

During the nine months ended September 30, 2013, we executed three asset purchases from Ocwen wherein we used cash on hand and Match funded liabilities to purchase the following:

•	The contractual right to receive the servicing fees related to mortgage servicing rights with UPB of approximately $109.8 billion, which we account for as Notes receivable - Rights to MSRs, and

•	The outstanding servicing advances associated with the related pooling and servicing agreements.

The following table summarizes the purchase price of the assets we acquired from Ocwen during the nine months ended September 30, 2013 and reconciles the cash used to acquire such assets:

Notes receivable – Rights to MSRs	$388,472
Match funded advances (1)	3,489,907
Purchase price, as adjusted	3,878,379
Cash paid to settle previous post-closing adjustments	1,410
Total cash required	$3,879,789
Sources:
Cash on hand	$739,597
Match funded liabilities	3,140,192
Total cash used	$3,879,789

(1)
The cash used to purchase these assets is shown within the “Acquisition of advances in connection with the purchase of Residential Mortgage Assets” of the Interim Condensed Consolidated Statement of Cash Flows.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

We estimate fair value based on a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assessment of the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels and gives the highest priority to Level 1 inputs and the lowest to Level 3 inputs.

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

Notes Receivable – Rights to MSRs

We established the value of the Notes receivable – Rights to MSRs based on appraisals prepared by independent valuation firms. These appraisals are prepared on a quarterly basis. Significant inputs into the valuation include the following:

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

The independent valuation firms reviewed the collateral attributes and the historical payment performance of the underlying mortgage servicing portfolio and compared them with similar mortgage servicing portfolios and with standard industry mortgage performance benchmarks to arrive at the assumptions set forth above. The selected collateral attributes and performance comparisons utilized were the voluntary prepayment performance, delinquency and foreclosure performance, operational cost comparison, average loan balance, weighted average coupon and note rate distribution, loan product type classification, geographic distribution and servicing advance behavior.

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

The following tables present assets by level within the fair value hierarchy that are measured at fair value on a recurring basis:

At September 30, 2014:	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$618,962	$—	$—	$618,962
Derivative financial instruments	2,871	—	—	2,871
Total assets	$621,833	$—	$—	$621,833
Liabilities:
Derivative financial instruments	$229	$—	$—	$229
Total liabilities	$229	$—	$—	$229

At December 31, 2013:	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$633,769	$—	$—	$633,769
Derivative financial instruments	3,835	—	—	3,835
Total assets	$637,604	$—	$—	$637,604
Liabilities:
Derivative financial instruments	$529	$—	$—	$529
Total liabilities	$529	$—	$—	$529

No transfers between levels occurred during the three and nine months ended September 30, 2014, and September 30, 2013.

The following tables present reconciliations of the fair value and changes in fair value of our Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	2014		2013
For the three months ended September 30,	Notes receivable – Rights to MSRs	Derivative Financial Instruments	Notes receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$629,579	$1,301	$440,322	$4,277
Purchases and reductions:
Purchases	—	—	239,850	—
Reductions	(10,617)	—	(17,763)	—
	(10,617)	—	222,087	—
Changes in fair value :
Included in net income (1)	—	—	(2,588)	—
Included in other comprehensive income (2)	—	1,341	—	(1,592)
	—	1,341	(2,588)	(1,592)
Transfers in or out of Level 3	—	—	—	—
Ending balance	$618,962	$2,642	$659,821	$2,685

	2014		2013
For the nine months ended September 30,	Notes receivable – Rights to MSRs	Derivative Financial Instruments	Notes receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$633,769	$3,306	$296,451	$(1,076)
Purchases and reductions:
Purchases	—	—	388,472	—
Reductions	(14,807)	—	(25,102)	—
	(14,807)	—	363,370	—
Changes in fair value :
Included in net income (1)	—	—	—	—
Included in other comprehensive income (2)	—	(664)	—	3,761
	—	(664)	—	3,761
Transfers in or out of Level 3	—	—	—	—
Ending balance	$618,962	$2,642	$659,821	$2,685

(1)
At each reporting date, we determine the fair value of our Notes receivable – Rights to MSRs and adjust the carrying value to this amount, and these changes in fair value are included in Interest income in the Interim Condensed Consolidated Statements of Operations. See Note 12 for additional information regarding our Interest income.

(2)	These pre-tax gains (losses) are attributable to derivatives still held at September 30, 2014, and September 30, 2013, respectively.

The following table shows the effect on the fair value of the Notes receivable – Rights to MSRs assuming adverse changes to certain key assumptions used in valuing these assets at September 30, 2014, and December 31, 2013:

	Discount Rate	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	10% adverse change	10% adverse change
At September 30, 2014:
Notes receivable – Rights to MSRs	$(11,702)	$(22,468)	$(65,064)

	Discount Rate	Prepayment Speeds	Delinquency Rates
	100 bps adverse change	10% adverse change	10% adverse change
At December 31, 2013:
Notes receivable – Rights to MSRs	$(12,988)	$(22,537)	$(72,560)

This sensitivity analysis above assumes a change is made to one key input while holding all other inputs constant. As many of these inputs are correlated, a change in one input will likely impact other inputs, which would ultimately impact the overall valuation.

The following table provides additional quantitative information on our significant inputs used for valuing our Notes receivable – Rights to MSRs as of September 30, 2014, and December 31, 2013, respectively:

At September 30, 2014:

Asset	Unobservable Input	Low	High	Weighted Average
Notes receivable – Rights to MSRs	Discount Rate	15%	22%	19%
	Prepayment Speeds	12%	28%	18%
	Delinquency Rates	15%	35%	25%

At December 31, 2013:

Asset	Unobservable Input	Low	High	Weighted Average
Notes receivable – Rights to MSRs	Discount Rate	15%	22%	20%
	Prepayment Speeds	12%	28%	19%
	Delinquency Rates	15%	35%	25%

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value at the dates indicated:

	September 30, 2014	September 30, 2014	December 31, 2013	December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Match funded advances	$6,100,277	$6,100,277	$6,387,781	$6,387,781
Loans held for investment	832,413	832,413	—	—
Total financial assets	$6,932,690	$6,932,690	$6,387,781	$6,387,781
Financial liabilities:
Match funded liabilities	$5,545,636	$5,545,596	$5,715,622	$5,700,934
Other borrowings	1,093,837	1,091,443	343,386	346,391
Total financial liabilities	$6,639,473	$6,637,039	$6,059,008	$6,047,325

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

4. MATCH FUNDED ADVANCES

Match funded advances on residential loans are comprised of the following at the dates indicated:

	September 30, 2014	December 31, 2013
Principal and interest advances	$2,584,899	$2,632,092
Taxes and insurance advances	2,639,700	2,723,390
Corporate advances	875,678	1,032,299
	$6,100,277	$6,387,781

5. LOANS HELD FOR INVESTMENT

Our Loans held for investment relate to GNMA EBO loans and RPLs, which are our only classes of Loans held for investment.

	September 30, 2014	December 31, 2013
GNMA EBO loans	$490,454	$—
RPLs	341,959	—
Loans held for investment	$832,413	$—

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

GNMA EBO Loans

We account for our GNMA EBO loans under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs. In accordance with ASC 310-20-30-5, these loans are recorded at the UPB plus a purchase premium, which is the amount we paid to purchase these loans. The purchase premium is amortized into interest income using the interest method of accounting. These loans are FHA insured, making the collectability of the entire balance reasonably assured. We evaluate whether all contractual payments will be collected as scheduled according to contractual terms, including the probable recovery of such payments from FHA insurance. There were no allowances for loan losses related to the GNMA EBO loans at September 30, 2014.

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

The RPLs were grouped into pools based on common risk characteristics, and the pools were recorded at their estimated fair values which incorporated estimated credit losses at the acquisition date. The RPL pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition. No individual RPLs were classified as nonperforming assets at September 30, 2014 as the loans are accounted for on a pooled basis, and the pools are considered to be performing. No RPL pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows since acquisition.

The amount of the estimated cash flows expected to be received from the RPL pools in excess of the fair values recorded for the RPL pools is referred to as the accretable yield. The accretable yield is recognized as interest income over the estimated lives of the RPL pools. To date, the Company has made no adjustments to the accretable yield.

Changes in the carrying amount of the accretable yield for RPL pools were as follows for the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014		Nine months ended September 30, 2014
	Accretable Yield	Carrying Amount	Accretable Yield	Carrying Amount
Beginning balance	$146,726	$275,838	$—	$—
Additions	31,658	67,647	178,543	343,895
Accretable yield adjustments	—	—	—	—
Accretion	(4,600)	4,600	(4,759)	4,759
Payments and other reductions, net	—	(6,126)	—	(6,695)
Ending balance	$173,784	$341,959	$173,784	$341,959

The outstanding balance of RPLs, including outstanding principal, interest, fees, penalties and other amounts due, was $443.3 million at September 30, 2014.

At the acquisition date of June 27, 2014, the loans acquired in the RPL Transaction had contractually required payments receivable of $622.1 million and a fair value of $276.2 million. The cash flows expected to be collected were $423.1 million at the acquisition date.

At the acquisition date of July 31, 2014, the loans acquired in the RPL Follow-on Transaction had contractually required payments receivable of $144.8 million and a fair value of $67.6 million. The cash flows expected to be collected were $99.5 million at the acquisition date.

See Note 2, Asset Acquisitions, for further discussion the RPL Transaction and the RPL Follow-on Transaction.

6. OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	September 30, 2014	December 31, 2013
Debt service accounts (1)	$119,716	$103,910
Advance financing receivables (2)	84,990	—
Debt issuance costs (3)	19,539	21,165
Accrued interest income (4)	14,812	—
Interest-earning collateral deposits (5)	1,075	1,075
Derivative financial instruments (6)	2,871	3,835
Other	283	168
	$243,286	$130,153

(1)
Under our advance funding facilities, we are contractually required to remit collections of Match funded advances to the trustee within two days of receipt. We do not use the collected funds to reduce the related Match funded liabilities until the payment dates specified in the indenture. The balance also includes amounts that we set aside to provide for possible shortfalls in the funds available to pay certain expenses and interest. Lastly, this balance includes collections on our Loans held for investment of $7,672, which will be used to pay down a portion of our Other borrowings on the first funding date following quarter end.

(2)	We provided financing to Ocwen for servicing advances. We receive interest income at a rate of 1-Month LIBOR plus a spread ranging from 450 bps to 550 bps.

(3)
Debt issuance costs relate to Match funded liabilities and Other borrowings. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

(4)	Accrued interest income represents interest earned but not yet collected on our Loans held for investment.

(5)	Interest-earning collateral deposits represent cash collateral held by our counterparty as part of our interest rate swap agreements.

(6)	See Notes 3 and 11 for more information regarding our use of derivatives.

7. MATCH FUNDED LIABILITIES

Match funded liabilities are comprised of the following at the dates indicated:

					Balance Outstanding
Borrowing Type (1)	Interest Rate (2)	Maturity (3)	Amortization Date (3)	Unused Borrowing Capacity (4)	September 30, 2014 (5)	December 31, 2013
Series 2012 T2 Term Notes	199 – 494 bps	Oct. 2045	Oct. 2015	$—	$450,000	$450,000
Series 2013 T1 Term Notes	90 – 249 bps	Jan. 2044	Jan. 2014	—	—	650,000
Series 2013 T1 Term Notes	150 – 323 bps	Jan. 2046	Jan. 2016	—	350,000	350,000
Series 2013 T1 Term Notes	229 – 446 bps	Jan. 2048	Jan. 2018	—	150,000	150,000
Series 2013 T2 Term Notes	115 – 239 bps	May 2044	May 2015	—	375,000	375,000
Series 2013 T3 Term Notes	179 – 313 bps	May 2046	May 2017	—	475,000	475,000
Series 2013 T4 Term Notes	118 – 232 bps	Aug. 2044	Aug. 2014	—	—	200,000
Series 2013 T5 Term Notes	198 – 331 bps	Aug. 2046	Aug. 2016	—	200,000	200,000
Series 2013 T6 Term Notes	129 – 223 bps	Sep. 2044	Sep. 2014	—	—	350,000
Series 2013 T7 Term Notes	198 – 302 bps	Nov. 2046	Nov. 2016	—	300,000	300,000
Series 2014 T1 Term Notes	124 – 229 bps	Jan. 2045	Jan. 2015	—	600,000	—
Series 2014 T2 Term Notes	222 – 311 bps	Jan. 2047	Jan. 2017	—	200,000	—
Series 2014 T3 Term Notes	281 bps	Jun. 2048	Jun. 2018	—	363,000	—
Series 2012 VF 1 Notes (6)	1-Month LIBOR + 110 – 340 bps	Aug. 2045	Aug. 2015	165,400	534,600	469,050
Series 2012 VF 2 Notes (6)	1-Month LIBOR + 110 – 340 bps	Aug. 2045	Aug. 2015	165,400	534,600	469,050
Series 2012 VF 3 Notes (6)	1-Month LIBOR + 110 – 340 bps	Aug. 2045	Aug. 2015	165,400	534,600	469,050
Series 2013 VF 1 Notes (7)	1-Month LIBOR + 150 - 245 bps	Feb. 2045	Feb. 2015	71,164	478,836	514,972
Class A Term Money Market Fund Note	1-Month LIBOR + 20 bps	Sep. 2014	Jan. 2014	—	—	265,000
Class B Term Money Market Fund Note	275 bps	Sep. 2044	Sep. 2014	—	—	28,500
				$567,364	$5,545,636	$5,715,622

(1)
Each term note and variable funding note issuance has four classes, an A, B, C, and D class, with the exception of the Series 2014 T3 Term Notes which have only an A and B class. The Series 2014 T3 Class B Term Notes may be exchanged for notes in three separate classes: BX, CX and DX.

(2)	The weighted average interest rate at September 30, 2014, was 1.80%. We pay interest monthly.

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

(5)
On January 17, 2014, we completed the issuance of $600,000 of one-year and $200,000 of three-years term notes. On June 18, 2014, we completed the issuance of $400,000 of four-year term notes, of which we retained $37,000.

(6)	On July 16, 2014, we entered into agreements to extend the amortization dates of our Series 2012 variable funding notes to August 28, 2015.

(7)
On February 14, 2014, the Series 2013 variable funding notes were amended to extend the amortization and maturity dates by one year and to reduce the interest rate spreads compared to December 31, 2013.

Analysis of Borrowing by Expected Maturity (1):

Year of Expected Maturity Date	As of September 30, 2014
2014	$—
2015	3,507,636
2016	850,000
2017	675,000
2018 and thereafter	513,000
Total	$5,545,636

(1)	The expected maturity date is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.

8. OTHER BORROWINGS

Other borrowings consisted of the following at the dates indicated:

	September 30, 2014	December 31, 2013
Senior secured term loan facility (1)	$341,324	$343,386
EBO Facility (2)	452,258	—
RPL Facility (3)	274,306	—
Note Facility (4)	25,949	—
	$1,093,837	$343,386

(1)
On June 27, 2013, we entered into a $350,000 senior secured term loan facility, which was issued at a discount to par. The senior secured term loan facility has a maturity date of June 27, 2020 and an interest rate of 1-Month LIBOR plus 350 bps, with a 1.00% LIBOR floor. As of September 30, 2014, the interest rate on our senior secured term loan facility was 4.50%.

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

(4)
On June 24, 2014, we entered into the Note Facility to partially finance the purchase of $37,000 of notes retained as part of the Series 2014 T3 Term Note issuance on June 18, 2014. The Note Facility matures monthly with a next maturity date of October 23, 2014. The Note Facility has an interest rate of 1-Month LIBOR plus 115 bps.

The weighted average interest rate for our Other borrowings was 3.43% as of September 30, 2014.

Analysis of Other Borrowing by Expected Repayment Date (1):

Year of Expected Payment Date	As of September 30, 2014
2014	$301,130
2015	455,758
2016	3,500
2017	3,500
2018 and thereafter	334,250
Total (2)	$1,098,138

(1)	The EBO Facility, the RPL Facility and the Note Facility expected payment dates are based on the current outstanding balance and maturity date of these facilities.

(2)	The total expected payments include the full face value of the senior secured term loan, which has a current ordinary issuance discount balance of $4,301.

9. ORDINARY SHARES

Changes in the number of ordinary shares issued during the nine months ended September 30, 2014, and September 30, 2013, are represented in the table below:

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

The following table presents the computation of per share earnings for the three and nine months ended September 30:

	Three months		Nine months
(In thousands, except per share data)	2014	2013	2014	2013
Net income	$49,214	$39,166	$164,234	$111,077
Weighted average ordinary shares outstanding	71,016,771	71,016,771	71,016,771	61,812,369
Weighted average potential dilutive ordinary shares	1,771	—	—	—
Average diluted ordinary shares	71,018,542	71,016,771	71,016,771	61,812,369
Basic earnings per share	$0.69	$0.55	$2.31	$1.80
Diluted earnings per share	$0.69	$0.55	$2.31	$1.80

Stock options excluded from the computation of diluted EPS:
Anti-dilutive (1)	465,000	—	515,000	—
Market-based (2)	515,000	—	515,000	—

(1)	These stock options were anti-dilutive because their exercise price was greater than the average market price of our stock.

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

The following tables provide information about our interest rate swaps at September 30, 2014, and December 31, 2013, respectively:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (2) (3):
Hedge the effects of changes in 1-Month LIBOR	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	Other assets	$92,121	$1,767
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2016	December 2017	1.3975%	1-Month LIBOR	Other assets	338,009	1,097
Hedge the effects of changes in 1-Month LIBOR	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	Other assets	19,795	7
Total asset derivatives designated as hedges as of September 30, 2014							$449,925	$2,871
Total asset derivatives as of September 30, 2014							$449,925	$2,871

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (2) (3):
Hedge the effects of changes in 1-Month LIBOR	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	Other liabilities	$86,358	$(229)
Total liability derivatives designated as hedges as of September 30, 2014							$86,358	$(229)
Total liability derivatives as of September 30, 2014							$86,358	$(229)

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (3):
Hedge the effects of changes in 1-Month LIBOR	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	Other assets	$177,056	$1,084
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2016	December 2017	1.3975%	1-Month LIBOR	Other assets	338,009	2,751
Total asset derivatives designated as hedges as of December 31, 2013							$515,065	$3,835
Total asset derivatives as of December 31, 2013							$515,065	$3,835

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (3):
Hedge the effects of changes in 1-Month LIBOR	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	Other liabilities	$102,522	$(364)
Hedge the effects of changes in 1-Month LIBOR	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	Other liabilities	28,565	(25)
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2014	July 2014	0.3375%	1-Month LIBOR	Other liabilities	307,043	(140)
Total liability derivatives designated as hedges as of December 31, 2013							$438,130	$(529)
Total liability derivatives as of December 31, 2013							$438,130	$(529)

(1)	The effective date of the swap is the date from which monthly net settlements begin to be computed.

(2)	Projected net settlements for the next twelve months total approximately $633 of payments to the counterparty.

(3)
There was an unrealized pre-tax gain of $1,341 and an unrealized pre-tax loss of $664 related to our interest rate swaps included in AOCI for the three and nine months ended September 30, 2014, respectively. There was an unrealized pre-tax loss of $1,592 and an unrealized pre-tax gain of $3,761 related to our interest rate swaps included in AOCI for the three and nine months ended September 30, 2013, respectively. Given the current and expected effectiveness of our hedging arrangements, we do not expect any reclassifications from AOCI into earnings associated with hedging ineffectiveness related to these hedging arrangements during the next twelve months.

The following table summarizes our use of derivatives during the nine months ended September 30:

	2014	2013
Notional balance at beginning of period	$953,195	$414,631
Additions	—	645,052
Maturities	(71,122)	—
Terminations	—	—
Amortization	(345,790)	(67,898)
Notional balance at end of period	$536,283	$991,785

We recognize the right to reclaim cash collateral or the obligation to return cash collateral as part of our hedge agreements. At September 30, 2014, we have the right to reclaim cash collateral of $1,075 and are obligated to return cash collateral of $2,820 as part of our hedge agreements. At December 31, 2013, we had the right to reclaim cash collateral of $1,075 and were obligated to return cash collateral of $3,500 as part of our hedge agreements.

12. INTEREST INCOME

Interest Income – Notes Receivable – Rights to MSRs

Our primary source of revenue is the fees we are entitled to receive in connection with the servicing of mortgage loans. We account for these fees as interest income.

The following table shows how we calculated Interest income – notes receivable – Rights to MSRs for the three and nine months ended September 30:

	Three Months		Nine Months
	2014	2013	2014	2013
Servicing fees collected	$177,113	$200,838	$551,960	$431,795
Subservicing fee payable to Ocwen	(83,634)	(102,040)	(265,179)	(214,587)
Net servicing fees retained by HLSS	93,479	98,798	286,781	217,208
Reduction in Notes receivable – Rights to MSRs	(10,617)	(17,763)	(14,807)	(25,102)
Servicing transfers (1)	1,988	—	1,988	—
Increase (decrease) in the fair value of Notes receivable – Rights to MSRs	—	(2,588)	—	—
	$84,850	$78,447	$273,962	$192,106

(1)	Ocwen is required to reimburse us in the event of a transfer of servicing at predetermined contractual rates.

Interest Income – Other

Additional sources of revenue for us are the interest we earn on our GNMA EBO loans, interest we earn on our RPLs, financing of GNMA EBO and other advances and interest we earn on operating bank accounts and the custodial account balances related to the mortgage loans serviced that are not included in our Interim Condensed Consolidated Balance Sheets. The following table shows our Interest income – other for the three and nine months ended September 30:

	Three Months		Nine Months
	2014	2013	2014	2013
Loan interest (1)	$9,811	$—	$17,365	$—
Advance financing interest (2)	989	—	2,143	—
Bank account interest	1,318	697	3,361	896
	$12,118	$697	$22,869	$896

(1)
Represents interest earned at the stated note rate on each individual GNMA EBO loan, net of the amortization of the purchase premium on our GNMA EBO and other loans using the interest method of accounting, and the accretion of the accretable yield on our pools of RPLs using the interest method of accounting.

(2)	Represents interest earned on servicing advance financing we provided to Ocwen.

13. INTEREST EXPENSE

The following table presents the components of Interest expense for the three and nine months ended September 30:

	Three Months		Nine Months
	2014	2013	2014	2013
Match funded liabilities	$28,580	$27,108	$82,536	$57,793
Other borrowings	9,732	4,214	23,016	4,423
Amortization of debt issuance costs	5,600	4,426	15,160	11,113
Interest rate swaps	234	332	946	1,027
	$44,146	$36,080	$121,658	$74,356

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

Service-Based Options. These options are granted at fair value on the date of grant. The options generally vest evenly in four annual increments beginning with the first anniversary of the agreement date, and the options generally expire on the earlier of 10 years after the date of grant or following termination of service. A total of 515,000 service-based awards were outstanding at September 30, 2014.

Market-Based Options. These options are subject to market-based vesting. One-fourth of the options will vest immediately on the first date as of which both of the following market-based criteria have been met: i) the per share price must be equal to or exceed 1.25 times the strike price and ii) investors must achieve a 12.5% annualized rate of return from the agreement date based on the strike price and dividends received. Thereafter, the remaining options will vest evenly on each of the next three anniversaries of the initial date of vesting. A total of 515,000 market-based awards were outstanding at September 30, 2014.

Both Service-Based Options and Market-Based Options that are vested and outstanding will be entitled to receive payments equal to the amount of the then current dividend as if the underlying shares were issued at the ex-dividend date. No expense related to this feature was recognized during the period ending September 30, 2014.

The fair value of the Service-Based Options was determined using the Black-Scholes option pricing model, and a lattice (binomial) model was used to determine the fair value of the Market-Based Options using the following assumptions as of the grant date:

	For the nine months ended September 30, 2014
	Black-Scholes	Binomial
Risk-free interest rate	2.13%	0.13% - 3.23%
Expected stock price volatility	19.62%	19.62%
Expected dividend yield	7.82%	7.82%
Expected option life (in years)	6.5	2.7 - 3.5
Contractual life (in years)	10	10
Fair Value	$0.87 - $1.27	$0.53 - $1.43

Share-based compensation expense is recorded net of an estimated forfeiture rate of 4%.

A summary of option activity under the Plan for the nine months ended September 30, 2014, is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2013	—	$—	0	$—
Granted	1,280,000	22.90
Exercised	—	—
Forfeited or expired	(250,000)	23.12
Outstanding at September 30, 2014	1,030,000	$22.85	9.2	$—

Exercisable at September 30, 2014	—	$—	0	$—

(1)
Intrinsic value represents the difference between the Company’s closing stock price and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.

The weighted-average grant-date fair value of options granted during 2014 is $0.75 per share. As of September 30, 2014, the Company has $0.6 million of total unrecognized compensation expense related to non-vested share option awards granted under the Plan. The total expense is expected to be recognized over the weighted-average requisite service period of 3.1 years. No shares vested during the period ended September 30, 2014.

No option awards, whether vested or non-vested, were outstanding for the nine months ended September 30, 2013, and no option activity occurred during this period.

15. INCOME TAXES

Income taxes were provided for based upon the tax laws and rates in the countries in which we conduct operations and earn related income. Our effective tax rate for the three and nine months ended September 30, 2014, was 0.0% and 0.0%, respectively (2.2% and 0.9% for the three and nine months ended September 30, 2013, respectively). We are a Cayman Islands exempted company, and the Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of September 30, 2014, the Company did not have any unrecognized tax benefits related to the current period or any previous period. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the period or in previous periods.

16. BUSINESS SEGMENT REPORTING

Our business strategy focuses on acquiring mortgage servicing rights and the related servicing advances, Loans held for investment and other residential mortgage-related assets. As of September 30, 2014, we operate a single reportable business segment that holds Residential Mortgage Assets.

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

On May 1, 2014, we entered into an agreement with Ocwen to finance servicing advances totaling $20,157 and to finance future advances. We account for these receivables as Other assets in the Interim Condensed Consolidated Balance Sheets. We receive interest income on these receivables at a rate of 1-month LIBOR plus 550 bps. We record this interest income as Interest income – other in the Interim Condensed Consolidated Statements of Operations.

In addition to the acquisition of Residential Mortgage Assets described in Note 2, the following table summarizes our transactions with Ocwen for the three and nine months ended September 30:

	Three Months		Nine Months
	2014	2013	2014	2013
Servicing fees collected	$177,113	$200,838	$551,960	$431,795
Subservicing fee payable to Ocwen	(83,634)	(102,040)	(265,179)	(214,587)
Net servicing fees retained by HLSS (1)	93,479	98,798	286,781	217,208

Servicing advances purchased from Ocwen in the ordinary course of business	$3,958,104	$3,590,458	$10,829,858	$5,111,443

(1)
Net servicing fees retained by HLSS are included in the Interim Condensed Consolidated Statements of Operations as a component of Interest income. See Note 12 for additional information regarding our Interest income.

At September 30, 2014, as a result of servicing activities related to our Notes receivable – Right to MSRs, Ocwen owed us $5,837 for servicing fees collected but not remitted to us, and we owed Ocwen $5,860 for the subservicing fee earned by Ocwen in September 2014. Ocwen owed us $343 for interest accrued on financing of servicing advances as of September 30, 2014. During the three and nine months ended September 30, 2014, we earned interest income on financing of servicing advances of $989 and $2,143 ($0 during the three and nine months ended September 30, 2013). Lastly, our Notes receivable – Rights to MSRs resulted from transactions with Ocwen.

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

At September 30, 2014, Ocwen owed us $827 for professional services provided pursuant to the Professional Services Agreement. During the three and nine months ended September 30, 2014, we earned fees of $320 and $1,721 ($491 and $1,458 during the three and nine months ended September 30, 2013) for services provided to Ocwen pursuant to the Professional Services Agreement. Additionally, during the three and nine months ended September 30, 2014, we incurred fees of $131 and $510 ($30 and $90 during the three and nine months ended September 30, 2013) for services received from Ocwen pursuant to the Professional Services Agreement.

Altisource Administrative Services Agreement

We have an administrative services agreement with Altisource (“Altisource Administrative Services Agreement”) that requires Altisource to provide certain administrative services to us. Services provided to us under this agreement include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The services Altisource provides to us under this agreement are on an as-needed basis, and the fees we pay Altisource are based on the actual costs incurred by them plus an additional markup of 15%. During the three and nine months ended September 30, 2014, we incurred fees of $259 and $748 ($178 and $530 during the three and nine months ended September 30, 2013) for services provided to us pursuant to the Altisource Administrative Services Agreement.

Receivables from and Payables to Related Parties

The following table summarizes amounts receivable from and payable to related parties at the dates indicated:

	September 30, 2014	December 31, 2013
Servicing fees collected (1)	$5,837	$8,482
Professional services (2)	827	655
Advance collections (3)	15,352	60,239
Receivable from servicing transfers (4)	1,988	—
Other	2,219	673
Receivables from Ocwen	$26,223	$70,049

Subservicing fees payable (5)	$5,860	$8,114
Professional services (2)	290	354
Other	2,134	2,181
Payables to Ocwen	$8,284	$10,649

Payables to Altisource	$233	$83

(1)
Ocwen is required to remit to us servicing fees it collects on our behalf within two business days. The amount due from Ocwen at September 30, 2014, represents servicing fees collected but not remitted at the end of the month. We record servicing fees we collect less the subservicing fee we pay to Ocwen less the reduction in Notes receivable – Rights to MSRs as Interest income as shown in Note 12.

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

(4)	Ocwen is required to reimburse us in the event of a transfer of servicing at predetermined contractual rates.

(5)	The base fee and performance fee, if any, that comprise the subservicing fees payable are calculated and paid to Ocwen within three business days following the end of the month.

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

On September 15, 2014 we received a subpoena from the SEC requesting that we provide certain information related to our prior accounting conventions for and valuations of our Notes receivable - Rights to MSRs that resulted in the restatement described in Part I, Item I, “Interim Condensed Consolidated Financial Statements - Note 20, Restatement”. We are cooperating with the SEC in this matter.

19. SUBSEQUENT EVENTS

Subsequent to our balance sheet date of September 30, 2014:

•	On October 10, 2014, we paid cash dividends of $12,783 or $0.18 per ordinary share,

•	On October 16, 2014, we purchased a portfolio of EBO loans from an unrelated third party with a total UPB of $142.5 million, and

•	On October 16, 2014, we declared a monthly dividend of $0.18 per ordinary share with respect to October, November and December 2014.

20. RESTATEMENT

Subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 with the SEC on February 6, 2014, we determined that the Notes receivable – Rights to MSRs and related interest income were materially misstated due to the fact that we did not adjust the Notes receivable – Rights to MSRs to the best estimate of fair value. As a result, the following financial statement amounts have been restated from amounts previously reported.

The following table summarizes the effects of the restatement on the consolidated balance sheet as of December 31, 2013 (as restated on the 2013 Form 10-K/A).

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

The following table summarizes the effects of the restatement on the consolidated statements of operations for the three and nine months ended September 30, 2013.

	Three months ended September 30, 2013
(In thousands)	As Previously Reported	Adjustments	As Restated
Interest income – notes receivable – Rights to MSRs	$74,204	$4,243	$78,447
Interest income – other	697	—	697
Total interest income	74,901	4,243	79,144
Related party revenue	491	—	491
Total revenue	75,392	4,243	79,635
Operating expenses	3,612	—	3,612
Income from operations	71,780	4,243	76,023
Other expense
Interest expense	36,080	—	36,080
Total other expense	36,080	—	36,080
Income before income taxes	35,700	4,243	39,943
Income tax expense	777	—	777
Net income	$34,923	$4,243	$39,166

Earnings per share
Earnings per share	$0.49	$0.06	$0.55

Diluted earnings per share	$0.49	$0.06	$0.55

	Nine months ended September 30, 2013
(In thousands)	As Previously Reported	Adjustments	As Restated
Interest income – notes receivable – Rights to MSRs	$168,626	$23,480	$192,106
Interest income – other	896	—	896
Total interest income	169,522	23,480	193,002
Related party revenue	1,458	—	1,458
Total revenue	170,980	23,480	194,460
Operating expenses	8,211	—	8,211
Income from operations	162,769	23,480	186,249
Other expense
Interest expense	74,356	—	74,356
Total other expense	74,356	—	74,356
Income before income taxes	88,413	23,480	111,893
Income tax expense	816	—	816
Net income	$87,597	$23,480	$111,077

Earnings per share
Earnings per share	$1.42	$0.38	$1.80

Diluted earnings per share	$1.42	$0.38	$1.80

The following table summarizes the effects of the restatement on the consolidated statements of comprehensive income for the three and nine months ended September 30, 2013.

	Three months ended September 30, 2013
(In thousands)	As Previously Reported	Adjustments	As Restated
Net income	$34,923	$4,243	$39,166
Total other comprehensive income, net of tax	(988)	—	(988)
Total comprehensive income	$33,935	$4,243	$38,178

	Nine months ended September 30, 2013
(In thousands)	As Previously Reported	Adjustments	As Restated
Net income	$87,597	$23,480	$111,077
Total other comprehensive income, net of tax	2,742	—	2,742
Total comprehensive income	$90,339	$23,480	$113,819

The following table summarizes the effects of the restatement on the consolidated statement of cash flows for the nine months ended September 30, 2013.

	Nine months ended September 30, 2013
(In thousands)	As Previously Reported	Adjustments	As Restated
Net income	$87,597	$23,480	$111,077
All other operating cash flows	668,568	—	668,568
Net cash provided by operating activities	756,165	23,480	779,645

Reduction in Notes receivable – Rights to MSRs	48,582	(23,480)	25,102
All other investing cash flows	(3,879,789)	—	(3,879,789)
Net cash used in investing activities	(3,831,207)	(23,480)	(3,854,687)

Net cash provided by financing activities	3,075,826	—	3,075,826
Net decrease in cash and cash equivalents	784	—	784
Cash and cash equivalents at beginning of period	76,048	—	76,048
Cash and cash equivalents at end of period	$76,832	—	$76,832

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

•	Assumptions regarding the availability of refinancing options for subprime and Alt-A borrowers;

•	Expectations regarding incentive fees in our servicing contract and the stability of our net servicing fee revenue;

•	Assumptions about the effectiveness of our hedging strategy;

•	Assumptions regarding amount and timing of additional debt or equity offerings;

•	Assumptions related to sources of liquidity, our ability to fund servicing advances, our ability to pursue new asset classes and the adequacy of our financial resources;

•	Assumptions regarding our financing strategy, advance rate, costs and other other terms for financing new asset classes;

•	Assumptions regarding margin calls on financing facilities;

•	Changes in rating methodologies by our rating agencies and our ability to obtain or maintain ratings of our financing facilities;

•	Our status with respect to legal ownership of the rights to mortgage servicing rights we acquired from Ocwen;

•	Our ability to pay monthly dividends;

•	The performance of Ocwen as mortgage servicer;

•	Our competitive position;

•	Our dependence on the services of our senior management team;

•	Regulatory investigations and future legal proceedings against us;

•	Regulatory investigations and legal proceedings against Ocwen, Altisource or others with whom we may conduct business;

•	Uncertainty related to future government regulation and housing policies;

•	Assumptions regarding our tax rate and decisions by taxing authorities; and

•	General economic and market conditions.

All forward-looking statements are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Important factors that could cause or contribute to such difference include those risks specific to our business detailed within this report and our other reports and filings with the SEC, including our amended Annual Report on Form 10-K/A for the year ended December 31, 2013, filed with the SEC on August 18, 2014 (the "2013 Form 10-K/A"). You should not place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to update or revise forward-looking statements¸ whether as a result of new information, future events or otherwise. You should carefully consider the risk factors described under the heading “Risk Factors” within our 2013 Form 10-K/A, Part II, Item 1A.

INTRODUCTION

The following discussion of our results of operations and changes in financial condition and liquidity should be read in conjunction with our Interim Condensed Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-Q for the three months ended September 30, 2014 and within our 2013 Form 10-K/A.

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

Ocwen stated that it has servicing assets with approximately $60 billion of UPB as of September 30, 2014 that are similar to the assets that HLSS currently holds. Although we cannot guarantee that future transactions will occur, we believe that HLSS is an attractive source of financing for these assets.

Changes in Results of Operations Summary

The following table summarizes our condensed consolidated operating results for the three and nine months ended September 30:

	Three Months		Nine Months
	2014	2013	2014	2013
Revenue	$97,288	$79,635	$298,552	$194,460
Operating expenses	3,914	3,612	12,646	8,211
Income from operations	93,374	76,023	285,906	186,249
Interest expense	44,146	36,080	121,658	74,356
Income before income taxes	49,228	39,943	164,248	111,893
Income tax expense	14	777	14	816
Net income	$49,214	$39,166	$164,234	$111,077

Three and Nine Months Ended September 30, 2014 versus 2013. Revenue primarily includes interest income recorded on Notes receivable – Rights to MSRs. Our 2014 Interest income exceeds 2013 Interest income because our average UPB for the three and nine months ended September 30, 2014, was $168.2 billion and $173.1 billion, respectively, compared to average UPB of $138.2 billion and $112.1 billion, respectively, for the same periods in 2013. In addition, lower prepayment speeds for the UPB tied to our Notes receivable – Rights to MSRs contributed to greater Interest income during 2014. Average prepayment speeds were 10.7% and 10.9% for the three and nine months ended September 30, 2014, respectively, compared to 13.1% for each of the same periods in 2013. We recorded an increase in interest income of $7,674 and $37,764 for the three and nine months ended September 30, 2014, respectively, as a result of changes in the fair value of our Notes receivable – Rights to MSRs. We recognized an increase in interest income of $4,243 and $23,480 for three and nine months ended September 30, 2013, respectively, as a result of changes in the fair value of our Notes receivable – Rights to MSRs. Lastly, the interest earned on our

Loans held for investment during the three and nine months ended September 30, 2014, contributed to the increase in interest income as they represent a new class of Residential Mortgage Assets for 2014.

Operating expenses increased period over period primarily because the scale of our business significantly increased as a result of various Residential Mortgage Asset purchases. Operating expenses are primarily comprised of Compensation and benefits, Related party expenses and General and administrative expenses.

For the three months ended September 30, 2014 and 2013, Compensation and benefits declined primarily due to our average headcount period over period declining to 12 from 18, respectively. For the nine months ended September 30, 2014 and 2013, Compensation and benefits increased slightly while our average headcount period over period remained consistent at sixteen.

Related party expenses result from the Ocwen Professional Services Agreement and the Altisource Administrative Services Agreement. The increases in Related party expenses primarily related to increased use of business strategy and tax services as part of the Ocwen Professional Services Agreement.

The increase in General and administrative expenses is primarily related to bank fees associated with our custodial accounts, tax and legal expenses related to our research and pursuit of new investment opportunities and costs associated with the restatement of previously issued financial statements on August 18, 2014.

Increases in interest expense period over period were primarily due to increases in average Match funded liabilities outstanding. For the three months ended September 30, 2014 and 2013, interest expense increased by $9.2 million due to increases in the average outstanding Match fund liabilities to $5.6 billion from $4.2 billion, respectively, and due to increases in the weighted average interest rates on those liabilities to 1.83% from 1.70%, respectively. For the nine months ended September 30, 2014 and 2013, interest expense increased by $52.3 million due to increases in the average outstanding Match fund liabilities to $5.7 billion from $3.6 billion, respectively, which was partially offset by a decrease in the weighted average interest rate on these liabilities to 1.74% from 1.91%, respectively. Additionally, we incurred interest expense on our Other borrowings during the three and nine months ended September 30, 2014 which were not outstanding during the same periods in 2013.

Our tax expense for both periods was largely impacted by our status as a Cayman Islands exempted company. The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation.

Summary Operating Information

We operate the business as a single reportable segment: Residential Mortgage Assets. For purposes of our internal management reporting, we separately report the components of Interest income – notes receivable – Rights to MSRs, which include Servicing fee revenue, Servicing expense, Amortization of Notes receivable – Rights to MSRs and Change in fair value of Notes receivable – Rights to MSRs. We provide a reconciliation of our reported results to our internal management reporting for the three and nine months ended September 30, 2014 and September 30, 2013, in the following tables.

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

	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
For the three months ended September 30, 2014
Revenue
Servicing fee revenue (1)	$—	$177,113	$177,113
Interest income – notes receivable – Rights to MSRs (2)	84,850	(84,850)	—
Interest income – other	12,118	—	12,118
Related party revenue	320	—	320
Total revenue	97,288	92,263	189,551
Operating expenses
Compensation and benefits	1,722	—	1,722
Servicing expense (3)	—	83,634	83,634
Amortization of Notes receivable – Rights to MSRs (4)	—	16,303	16,303
Change in fair value of Notes receivable – Rights to MSRs (5)	—	(7,674)	(7,674)
Related party expenses	390	—	390
General and administrative expenses	1,802	—	1,802
Total operating expenses	3,914	92,263	96,177
Income from operations	$93,374	$—	$93,374

	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
For the nine months ended September 30, 2014
Revenue
Servicing fee revenue (1)	$—	$551,960	$551,960
Interest income – notes receivable – Rights to MSRs (2)	273,962	(273,962)	—
Interest income – other	22,869	—	22,869
Related party revenue	1,721	—	1,721
Total revenue	298,552	277,998	576,550
Operating expenses
Compensation and benefits	5,146	—	5,146
Servicing expense (3)	—	265,179	265,179
Amortization of Notes receivable – Rights to MSRs (4)	—	50,583	50,583
Change in fair value of Notes receivable – Rights to MSRs (5)	—	(37,764)	(37,764)
Related party expenses	1,258	—	1,258
General and administrative expenses	6,242	—	6,242
Total operating expenses	12,646	277,998	290,644
Income from operations	$285,906	$—	$285,906

	Condensed Consolidated Results (GAAP) (Restated)	Adjustments	Management Reporting (Non-GAAP)
For the three months ended September 30, 2013
Revenue
Servicing fee revenue (1)	$—	$200,838	$200,838
Interest income – notes receivable – Rights to MSRs (2)	78,447	(78,447)	—
Interest income – other	697	—	697
Related party revenue	491	—	491
Total revenue	79,635	122,391	202,026
Operating expenses
Compensation and benefits	2,109	—	2,109
Servicing expense (3)	—	102,040	102,040
Amortization of Notes receivable – Rights to MSRs (4)	—	24,594	24,594
Change in fair value of Notes receivable – Rights to MSRs (5)	—	(4,243)	(4,243)
Related party expenses	228	—	228
General and administrative expenses	1,275	—	1,275
Total operating expenses	3,612	122,391	126,003
Income from operations	$76,023	$—	$76,023

	Condensed Consolidated Results (GAAP) (Restated)	Adjustments	Management Reporting (Non-GAAP)
For the nine months ended September 30, 2013
Revenue
Servicing fee revenue (1)	$—	$431,795	$431,795
Interest income – notes receivable – Rights to MSRs (2)	192,106	(192,106)	—
Interest income – other	896	—	896
Related party revenue	1,458	—	1,458
Total revenue	194,460	239,689	434,149
Operating expenses
Compensation and benefits	4,877	—	4,877
Servicing expense (3)	—	214,587	214,587
Amortization of Notes receivable – Rights to MSRs (4)	—	48,582	48,582
Change in fair value of Notes receivable – Rights to MSRs (5)	—	(23,480)	(23,480)
Related party expenses	680	—	680
General and administrative expenses	2,654	—	2,654
Total operating expenses	8,211	239,689	247,900
Income from operations	$186,249	$—	$186,249

(1)	Servicing fee revenue reflects servicing fees received under our agreements with Ocwen.

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

(3)	Servicing expense reflects the fee we incurred under the agreements with Ocwen.

(4)	Amortization of Notes receivable – Rights to MSRs reflects reductions in the value of the Notes receivable – Rights to MSRs based on the run-off of the portfolio.

(5)
Our methodology of determining the fair value of Notes receivable – Rights to MSRs is described in Part I, Item I, "Interim Condensed Consolidated Financial Statements – Note 3, Fair Value of Financial Instruments." In our Interim Condensed Consolidated Statements of Operations, we record changes in fair value as a component of Interest income – notes receivable – Rights to MSRs.

Three and Nine months ended September 30, 2014 versus 2013. Servicing fee revenue increased period over period because we owned the servicing rights for significantly greater average UPB during 2014. Servicing fee revenue is a function of principal and interest collected during the period and the contractual servicing fee rate. Average UPB for the three and nine months ended September 30, 2014 was $168.2 billion and $173.1 billion, respectively, compared to $138.2 billion and $112.1 billion, respectively, for the same periods in 2013.

The servicing expense paid to Ocwen during the three and nine months ended September 30, 2014 included base fees of $16,302 and $61,284, respectively, and incentive fees of $62,381 and $198,944, respectively. The servicing expense paid to Ocwen during the comparable 2013 periods included base fees of $24,101 and $51,781, respectively, and incentive fees of $77,939 and $162,806, respectively. The difference is primarily attributable to increased average UPB period over period and to incentive fee reductions in 2014 as a result of excess servicing advances. We are compensated for the cost of excess servicing advances because the performance-based incentive fee payable to Ocwen in any month is reduced by an amount equal to 1-Month LIBOR plus 275 bps per annum of the amount of any such excess servicing advances when the advance ratio exceeds a predetermined level for that month. Amortization of Notes receivable – Rights to MSRs relates to reduction in UPB due to portfolio run-off and is greater during 2014 due to larger average UPB. Lastly, there was an increase in the fair value of the Notes receivable - Rights to MSRs for the three and nine months ended September 30, 2014 of $7,674 and $37,764, respectively, compared to an increase of $4,243 and $23,480 for the same periods in 2013, respectively.

The following table provides selected statistics related to our Notes receivable – Rights to MSRs as of September 30:

(In thousands, except for loan count data)	2014	2013	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$134,891,705	$144,026,950	-6%
Non-performing loans	27,428,527	29,568,935	-7%
Non-performing real estate	3,203,599	2,952,222	9%
Total residential assets serviced	165,523,831	176,548,107	-6%

Percent of total UPB:
Non-performing residential assets serviced	18.5%	18.4%	1%

Number of:
Performing loans (1)	907,662	935,349	-3%
Non-performing loans	137,835	146,507	-6%
Non-performing real estate	17,349	15,918	9%
Total number of residential assets serviced	1,062,846	1,097,774	-3%

Percent of total number:
Non-performing residential assets serviced	14.6%	14.8%	-1%

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

The following table provides selected portfolio statistics related to our Notes receivable – Rights to MSRs for the three months ended September 30:

(In thousands, except for loan count data)	2014	2013	% Change
Average residential assets serviced	$168,391,612	$179,880,557	-6%
Prepayment speed (average CPR) (1)	10.2%	13.7%	-26%
Average number of residential assets serviced	1,073,247	1,125,374	-5%

(1)	The conditional prepayment rate ("CPR") is equal to the proportion of the principal of a pool of loans, assumed to be paid off, in each period.

The following table provides selected portfolio statistics related to our Notes receivable – Rights to MSRs for the nine months ended September 30:

(In thousands, except for loan count data)	2014	2013	% Change
Average residential assets serviced	$173,325,891	$120,142,592	44%
Prepayment speed (average CPR) (1)	10.3%	13.0%	-21%
Average number of residential assets serviced	1,096,194	781,551	40%

(1)	The CPR is equal to the proportion of the principal of a pool of loans, assumed to be paid off, in each period.

The following tables provide information regarding changes in our portfolio of Notes receivable – Rights to MSRs serviced for the three and nine months ended September 30:

(In thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at June 30, 2014	$170,808,759	1,088,562
Additions	—	—
Runoff	(4,545,839)	(22,028)
Servicing transfers	(739,089)	(3,688)
Servicing portfolio at September 30, 2014	$165,523,831	1,062,846

(In thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at December 31, 2013	$180,403,208	1,148,193
Additions	—	—
Runoff	(14,140,288)	(81,659)
Servicing transfers	(739,089)	(3,688)
Servicing portfolio at September 30, 2014	$165,523,831	1,062,846

(In thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at June 30, 2013	$99,912,023	654,701
Additions	83,300,984	498,273
Runoff	(6,664,900)	(55,200)
Servicing portfolio at September 30, 2013	$176,548,107	1,097,774

(In thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at December 31, 2012	$79,360,874	549,949
Additions	109,833,116	632,913
Runoff	(12,645,883)	(85,088)
Servicing portfolio at September 30, 2013	$176,548,107	1,097,774

Change in Financial Condition Summary

The overall increase in total assets of $641,673 and total liabilities of $580,848 during the nine months ended September 30, 2014, primarily resulted from:

•	The completion of the GNMA EBO loan purchase from Ocwen totaling $556,618;

•	The creation of the EBO Facility, which increased total liabilities by $472,734;

•	Financing of servicing advances related to the GNMA EBO Transaction of $55,702;

•	Financing of other servicing advances for Ocwen of $20,157;

•	Acquisitions of RPL loans from an unrelated third party totaling $343,895;

•	The creation of the RPL Facility, which increased total liabilities by $275,116;

•	An increase in the fair value of our Notes receivable – Rights to MSRs of $37,764; and

•	We received $287,504 in Match funded advance remittances and had net repayments of Match funded liabilities of $169,986.

Our assets at September 30, 2014 include Notes receivable – Rights to MSRs which had a balance of $618,962 representing 7.8% of total assets at September 30, 2014. Notes receivable – Rights to MSRs are carried at fair value which is determined based on an appraisals prepared by independent valuation firms and requires the use of significant unobservable inputs. The most significant assumptions used in the appraisals as of September 30, 2014 are:

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

The independent valuation firms reviewed the collateral attributes and the historical payment performance of the underlying mortgage servicing portfolio and compared them with similar mortgage servicing portfolios and with standard industry mortgage performance benchmarks to arrive at the assumptions set forth above. The selected collateral attributes and performance comparisons utilized were the voluntary prepayment performance, delinquency and foreclosure performance, operational cost comparison, average loan balance, weighted average coupon and note rate distribution, loan product type classification, geographic distribution and servicing advance behavior.

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

LIQUIDITY AND CAPITAL RESOURCES

We define liquidity as unencumbered cash balances plus unused, collateralized financing capacity. Our liquidity as of September 30, 2014 as measured by cash and available credit, was $130,160, a decrease of $30,813 from December 31, 2013. At September 30, 2014 our cash position was $130,160 compared to $87,896 at December 31, 2013. We had no collateralized available capacity at September 30, 2014 compared to $73,077 at December 31, 2013. Regarding the investment of cash, our investment policies emphasize principal preservation and availability by limiting the investment to demand deposit accounts.

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

At September 30, 2014, $567,364 of our total maximum borrowing capacity on our advance facilities remained unused. We maintain unused borrowing capacity for three reasons:

•	As a protection should advances increase due to increased delinquencies;

•	As capacity to retire our term notes as they mature; and

•	To provide capacity for the acquisition of additional Residential Mortgage Assets.

Outlook. We believe that our cash balance and unused advance financing capacity are sufficient to meet foreseeable requirements.

Debt and Match funded liability summary. As of September 30, 2014, we had $567,364 of unused borrowing capacity on our advance facilities. Our ability to continue to pledge collateral under our advance facilities depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing. The debt covenants for our advance facilities, senior secured term loan facility, the EBO Facility, the Note Facility and the RPL Facility (collectively, our “Facilities”) require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our Facilities. We believe we are in compliance with these covenants and do not expect them to restrict our activities.

During the nine months ended September 30, 2014, we issued three series of term notes with a combined balance of $1,200,000. In addition, we renewed our Series 2013 variable funding notes to reduce the cost of borrowing and extend the term by one year, and we extended the amortization date of our Series 2012 variable funding notes by one year. We also retired term notes of $1,494,500. We entered into the EBO Facility to partially finance our purchase of GNMA EBO loans. The EBO Facility had an outstanding balance of $452,258 at September 30, 2014. We entered into the Note Facility to partially finance $37,000 of notes retained as part of the Series 2014 T3 Term Note issuance on June 18, 2014. The Note Facility had an outstanding balance of $25,949 at September 30, 2014. Lastly, we entered into the RPL Facility to partially finance our purchase of RPLs. The RPL Facility had an outstanding balance of $274,306 at September 30, 2014.

During the three months ended September 30, 2014, we used available capacity on our variable funding notes to repay $843.5 million of term notes.

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

We are also exposed to liquidity risk related to our Loans held for investment. We have leveraged our Loans held for investment acquired to date in repurchase agreements with maturities of one year or less which we expect to renew upon maturity. Repurchase agreements are subject to margin calls that could adversely affect our liquidity by requiring us to repay a portion of the outstanding borrowing.

Cash flows for the nine months ended September 30. The following table presents a summary of our cash flows for the nine months ended September 30:

	2014	2013
Net income	$164,234	$111,077
Adjustments for non-cash items	14,242	11,310
Changes in assets and liabilities	299,121	657,258
Cash flows from operating activities	477,597	779,645
Cash flows from investing activities	(900,965)	(3,854,687)
Cash flows from financing activities	465,632	3,075,826
Net increase in cash	42,264	784
Cash at beginning of period	87,896	76,048
Cash at end of period	$130,160	$76,832

Nine months ended September 30, 2014. Our operating activities provided $477,597 of cash. Components of operating cash flows included amounts provided by a decrease in assets and liabilities of $299,121 and by our Net income of $164,234, adjusted for amortization of debt issuance costs of $15,160, accretion of our original issuance discount related to our senior secured term loan facility of $563, net accretion of our loan purchase premium and discount of $1,631 and share-based compensation expense of $150. The primary contributors to the changes in assets and liabilities were reductions in Match funded advances of $287,504 and Related party receivables of $43,826, offset by increases in debt service accounts of $15,806 and a decrease in Related party payables of $2,215. The remainder of the changes in assets and liabilities relates to a net decrease in cash flows from operations due to movements in other assets and other liabilities of $14,188, primarily attributable to an increase in accrued interest income related to our Loans held for investment.

The primary driver of the decrease in Related party receivables was attributable to the change in Match funded advance collections due from Ocwen of $44,887. The decrease in Related party payables was primarily attributable to the decrease in subservicing fees payable to Ocwen of $2,254. A portion of our Match funded advance collections of $287,504 were immediately used to pay down our outstanding Match funded liabilities. Refer to the financing activities discussion below for more details regarding Match funded liability cash movements during the current period. Lastly, the increase in debt service accounts primarily relates to payments made to the trustees of our advance financing facilities. The trustees release these funds to pay down our Match funded liabilities on scheduled funding dates.

Our investing activities used $900,965 of cash during the nine months ended September 30, 2014 which primarily related to our acquisition of GNMA EBO loans from Ocwen and RPLs from a third party seller. We paid $556,618 for the GNMA EBO loans and $343,895 for the RPLs. These acquisitions were partially offset by reductions of $69,731 from the repayment of certain Loans held for investment. In addition, we used $86,206 of cash to finance servicing advances, offset by $1,216 received from the recovery of advance financing receivables. Finally, we had a reduction in Notes receivable – Rights to MSRs of $14,807 due to principal reductions from runoff in the UPB of the mortgage loans serviced.

Our financing activities provided $465,632 of cash. We had net payments to Match funded liabilities of $169,986 during the period. We received $773,798 in proceeds from our Other borrowings to help fund our GNMA EBO loan and RPL purchases and to partially finance our retention of a portion of our 2014 T3 Term Notes. These amounts were offset by payments of debt issuance costs of $13,426 and payments of $23,910 on our Facilities. Additionally, we paid dividends of $100,844.

Nine months ended September 30, 2013. Our operating activities provided $779,645 of cash. Components of operating cash flows included amounts provided by changes in assets and liabilities of $657,258 and by our Net income of $111,077, adjusted for amortization of debt issuance costs of $11,113 and accretion of our original issuance discount related to our senior secured term loan facility of $197. The primary contributors to the changes in assets and liabilities were reductions in Match funded advances of $662,977 and decreases in Related party receivables of $16,989 offset by increases in debt service accounts of $63,586 and increases in related party payables of $32,315. The remainder of the changes in assets and liabilities relates to a net increase in cash flows from operations due to movements in other assets and other liabilities of $8,563.

The primary driver of the change in Related party receivables was Match funded advance collections due from Ocwen of $21,265. Increases in related party payables were primarily attributable to subservicing fees payable to Ocwen of $4,212 for September 30, 2013, subservicing activity and an amount due to Ocwen of $27,668 for advances made on our behalf as of September 30, 2013. The collection of Match funded advances of $662,977 was used to pay down $643,585 of our Match funded liabilities, which resulted in net cash provided of $19,392. Refer to the financing activities discussion below for more details regarding Match funded liability cash movements during the period. Lastly, the increase in debt service accounts primarily relates to payments made to the trustees of our advance financing facilities. The trustees release these funds to pay down our Match funded liabilities on scheduled funding dates.

Our investing activities used $3,854,687 of cash during the period, which primarily related to our acquisition of Rights to MSRs and related Match funded advances associated with two asset purchases from Ocwen. We paid $387,300 to Ocwen for Notes receivable – Rights to MSRs and $3,492,489 for Match funded advances. Finally, we had a reduction in Notes receivable – Rights to MSRs of $25,102 due to UPB runoff .

Our financing activities provided $3,075,826 of cash. New ordinary share issuances during the period provided $334,390 of cash, net of underwriting fees. We borrowed $3,140,192 on our Match funded advance financing facility related to our asset purchases from Ocwen, and overall, we had net proceeds from Match funded liabilities of $2,496,606 during the period. We received $344,750 in proceeds in connection with the issuance of debt under our senior secured term loan facility to help fund our Follow On 3 purchase from Ocwen. These amounts were offset by payments of debt issue costs totaling $23,025 and a quarterly principal payment of $875 on our senior secured term loan facility. Additionally, we paid dividends equal to $75,478. Finally, we paid offering costs of $542 associated with our issuance of ordinary shares during the period.

TOTAL EQUITY

Total equity amounted to $1,277,272 at September 30, 2014, as compared to $1,216,447 at December 31, 2013. This increase of $60,825 is primarily due to net income of $164,234, offset by dividends declared of $102,974. In addition, we recorded $150 of share-based compensation expense and $585 of unrealized losses (net of tax) on interest rate swaps that we designated as cash flow hedges.

DIVIDENDS

We intend to distribute approximately 90 percent of our earnings over time in the form of monthly cash dividends. During 2014, we declared the following dividends:

Record Date	Payment Date	Amount per Ordinary Share
January 31, 2014	February 10, 2014	$0.15
February 28, 2014	March 10, 2014	$0.15
March 31, 2014	April 10, 2014	$0.15
April 30, 2014	May 12, 2014	$0.16
May 30, 2014	June 10, 2014	$0.16
June 30, 2014	July 10, 2014	$0.16
July 31, 2014	August 11, 2014	$0.16
August 29, 2014	September 10, 2014	$0.18
September 30, 2014	October 10, 2014	$0.18
October 31, 2014	November 10, 2014	$0.18
November 28, 2014	December 10, 2014	$0.18
December 31, 2014	January 12, 2015	$0.18

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

During the nine months ended September 30, 2014, we entered into the EBO Facility, the RPL Facility and the Note Facility. See Part I, Item 1, “Interim Condensed Consolidated Financial Statements — Note 8, Other Borrowings” for additional information regarding the contractual obligations under these facilities.

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

VIEs. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our Interim Condensed Consolidated Financial Statements. As of September 30, 2014, all of our VIEs are fully consolidated.

Related Parties

We have entered into various agreements with Ocwen and Altisource. William C. Erbey, our founder and the Chairman of our Board of Directors, is also the Chairman of the Board of Directors of Ocwen and Altisource.

For the three and nine months ended September 30, 2014, we earned servicing fees of $177,113 and $551,960, respectively, of which we paid subservicing fees to Ocwen of $83,634 and $265,179, respectively. For the three and nine months ended September 30, 2013, we earned servicing fees of $200,838 and $431,795, respectively, of which we paid subservicing fees to Ocwen of $102,040 and $214,587, respectively.

At September 30, 2014, Ocwen owed us $827 for professional services provided pursuant to the Professional Services Agreement. During the three and nine months ended September 30, 2014 we earned fees of $320 and $1,721, respectively, for services provided to Ocwen pursuant to the Professional Services Agreement (compared to $491 and $1,458 for the same periods in 2013). Additionally, during the three and nine months ended September 30, 2014, we incurred expenses of $131 and $510 for services received from Ocwen pursuant to the Professional Services Agreement (compare to $30 and $90 for the same periods in 2013). Revenue and expenses from the Professional Services Agreement are included within Related party revenue and Related party expenses, respectively.

During the three and nine months ended September 30, 2014, we incurred expenses of $259 and $748 for services provided to us pursuant to the Altisource Administrative Services Agreement (compared to $178 and $530 for the same periods in 2013). We reported these amounts within Related party expenses for each period then ended.

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

If interest rates increase by 1% on our variable-rate borrowing and interest-earning account balances, we estimate a net positive impact of approximately $10,221 resulting from an increase of $15,584 in annual interest income compared to an increase of $4,364 in annual interest expense based on September 30, 2014, balances.

September 30, 2014
Variable-rate borrowings outstanding (1)	$1,264,170
Fixed-rate borrowings outstanding	3,463,000
Custodial account balances (2)	1,326,813
Notional balance of interest rate swaps (2) (3)	198,274

(1)
A portion of this balance is attributable to our senior secured term loan facility which has an interest rate of 1-Month LIBOR plus 3.50% with a 1.00% LIBOR floor. We also include the outstanding balance of our EBO Facility and RPL Facility which have an interest rate of 1-Month LIBOR plus 3.05% and plus 2.50%, respectively. We use the EBO Facility and the RPL Facility to finance our Loans held for investment which are primarily fixed rate loans. Because we finance our fixed rate Loans held for investment using variable rate borrowings, we face interest rate risk related to our Loans held for investment in a rising interest rate environment; however, this risk is partially offset by the interest earned on our variable rate custodial account balances. This balance also includes the Note Facility, which has an interest rate of 1-Month LIBOR plus 1.15%. Lastly, we adjusted this balance to exclude financing of advances over the predetermined advance ratio for the month of September 2014.

(2)	Excluded from our Interim Condensed Consolidated Balance Sheet.

(3)	This amount relates to the non-forward starting interest rate swaps that we use to hedge our exposure to rising interest rates on a portion of our outstanding variable-rate borrowings.

Our Interim Condensed Consolidated Balance Sheet at September 30, 2014, includes $130,160 of interest-earning cash accounts and $1,075 of interest-earning collateral accounts.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2014. Based upon that evaluation, and in connection with the restatements described in Note 20 to the accompanying condensed consolidated financial statements, management has determined that the Company's disclosure controls and procedures were not effective as of September 30, 2014 solely as a result of a material weakness in the design of the Company's controls related to determining the fair value of the Notes receivable – Rights to MSRs associated with the restatement which had not been remediated as of September 30, 2014.

We are committed to a strong internal control environment and are currently taking steps to remediate this material weakness. Immediately following the filing of our 2013 10-K/A, management commenced steps to establish an internal cash flow model to evaluate changes in fair value of our Notes receivable – Rights to MSRs, and this model will be reconciled to valuations provided by independent third parties. We will also include the effect of fair value adjustments in accounting for our Notes receivable – Rights to MSRs. Additionally, we will perform reconciliations of data underlying the valuation models provided to independent valuation firms to ensure the data is accurate. We intend to complete remediation during 2014. We believe that this remediation action will represent significant improvement in our internal control environment.

There have been no changes in our internal control over financial reporting that have occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, “Interim Condensed Consolidated Financial Statements — Note 18, Commitments and Contingencies," for information regarding legal proceedings.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2013 Form 10-K/A except as set forth below.

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

We rely on Ocwen to service our GNMA EBO loans in a manner that supports our ability to make claims to the FHA for shortfalls on these loans. If servicing issues result in the curtailment of FHA insurance claims, we will only have recourse against Ocwen for any shortfall. If Ocwen is unable to make indemnification payments owed to us under this circumstance, we could incur losses. Additional discussion of our credit risk related to Ocwen that affect or could affect our business operations is included under "Item 1A. Risk Factors" within our 2013 Form 10-K/A.

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

The restatement of our consolidated financial statements resulting from a material weakness in internal control over financial reporting and related events may consume time and resources and could negatively impact our stock price.

As discussed in our 2013 10-K/A and Part I, Item I, “Interim Condensed Consolidated Financial Statements - Note 20, Restatement,” we have restated our consolidated financial statements for the years ended December 31, 2013 and 2012, including the quarterly periods within, to correct errors in the valuation and the related effect on amortization of our Notes receivable - Rights to MSRs that resulted from a material weakness in our internal control over financial reporting.

Because of inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate. The cost of remediation could result in substantial expense and a diversion of time and resources. Further, the costs and expenses related to our remediation efforts may affect our financial condition and operating results and may negatively impact our stock price. If we are unable to successfully remediate this material weakness and to do so in a timely manner, investors may lose confidence in our reported financial information which could lead to a decline in our stock price, limit our ability to access the capital markets in the future and require us to incur additional costs to improve our internal control systems and procedures.

On September 15, 2014 we received a subpoena from the SEC requesting that we provide certain information related to our prior accounting conventions for and valuations of our Notes receivable - Rights to MSRs that resulted in the restatement. We are cooperating with the SEC in this matter. We cannot guarantee that we will not receive further regulatory inquiries or be subject to litigation regarding our restated financial statements or matters relating thereto or that the existing inquiry, or, should they occur, any future regulatory inquiries or litigation will not consume internal resources, result in additional legal and consulting costs or negatively impact our stock price.

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

10.2
Amendment No.4 dated as of July 16, 2014, to the Second Amended and Restated Series 2012-VF2 Indenture Supplement dated as of August 30, 2013, to the Sixth Amended and Restated Indenture, dated as of January 17, 2014. Incorporated by reference to the registrant's Current Report on Form 8-K filed on July 17, 2014.

10.3
Amendment No.4 dated as of July 16, 2014, to the Second Amended and Restated Series 2012-VF3 Indenture Supplement dated as of August 30, 2013, to the Sixth Amended and Restated Indenture, dated as of January 17, 2014. Incorporated by reference to the registrant's Current Report on Form 8-K filed on July 17, 2014.

10.4
Amendment No. 2 to the Master Repurchase Agreement among HLSS Mortgage Master Trust, Barclays Bank PLC and Home Loan Servicing Solutions, Ltd. dated as of October 16, 2014. Incorporated by reference to the registrant's Current Report on Form 8-K filed on October 16, 2014.

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

HOME LOAN SERVICING SOLUTIONS, LTD.

Date:	October 16, 2014	By:/s/ James E. Lauter
James E. Lauter
Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)