Form 10-K
period 2014-12-31
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2015-04-06
CIK 1513161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.    Yes ☐ No ☒

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

Large accelerated filer	☒		Accelerated filler	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

Aggregate market value of the ordinary shares of the registrant held by non-affiliates as of June 30, 2014: $1,590,856,062

Number of Ordinary Shares, $0.01 par value, outstanding as of April 6, 2015: 71,016,771 shares.

HOME LOAN SERVICING SOLUTIONS, LTD.
FORM 10-K

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

These forward-looking statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “might,” “should,” “could,” “would,” “intend,” “consider,” “expect,” “foresee,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance as they are subject to certain assumptions, inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•	Our ordinary shares may continue to trade even though we are in the process of winding down, and distributions to shareholders may be below any trading price;

•	The amount of the final distribution and our ability to cease reporting depends upon whether our shareholders approve the New Merger (as defined in Part I, Item 1, “Business”);

•	The ability to close the New Merger on the proposed terms and within the anticipated time period, or at all, which is dependent on the parties’ approval to satisfy certain closing conditions;

•	The impact of the Asset Sale and the New Merger on third party relationships;

•	Litigation related to the Asset Sale or New Merger;

•	We cannot assure you of the exact amount or timing of any final distribution to our shareholders under the Liquidation Plan (as defined in Part I, Item 1, “Business”);

•
The impact of the subpoenas from the Securities and Exchange Commission relating to communications with investors named in the subpoena, and our previously disclosed restatement of our consolidated financial statements and former material weakness in our internal control over financial reporting and certain related party matters;

•	Regulatory investigations and legal proceedings may have an impact on the timing and implementation of the Liquidation Plan;

•
The Asset Sale (as defined in Part I, Item 1, “Business”) or Liquidation Plan may result in certain adverse U.S. federal income tax consequences described in Part I, Item 1A, “Risk Factors – Risks Related to Taxation;”

•
The ability to favorably resolve the alleged event of default under the Sixth Amended and Restated Indenture, dated as of January 17, 2014, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, Wells Fargo Securities, LLC and Credit Suisse AG, New York Branch;

•
Assumptions about the availability of and our ability to make acquisitions of residential mortgage assets from Ocwen Financial Corporation and its subsidiaries (collectively "Ocwen") or others on terms consistent with our business and economic model;

•
Estimates regarding prepayment speeds, default rates, delinquency rates, severity, servicing advances, amortization of Notes receivable – Rights to MSRs, custodial account balances, interest income, operating costs, interest costs and other drivers of our results;

•	The potential for fluctuations in the valuation of our Notes receivable – Rights to MSRs and Loans held for investment;

•	Assumptions regarding the availability of refinancing options for subprime and Alt-A borrowers;

•	Expectations regarding incentive fees in our servicing contract and the stability of our net servicing fee revenue;

•	Assumptions about the effectiveness of our hedging strategy;

•	Assumptions regarding amount and timing of additional debt or equity offerings;

•	Assumptions related to sources of liquidity, our ability to fund servicing advances, our ability to pursue new asset classes and the adequacy of our financial resources;

•	Assumptions regarding our financing strategy, advance rate, costs and other terms for financing new asset classes;

•	Assumptions regarding margin calls on financing facilities;

•	Changes in rating methodologies by our rating agencies and our ability to obtain or maintain ratings of our financing facilities;

•	Our ability to enforce contractual remedies against Ocwen;

•	Our status with respect to legal ownership of the rights to mortgage servicing rights we acquired from Ocwen;

•	Our ability to pay monthly dividends;

•	The performance of Ocwen or others as mortgage servicer;

•	The ability of Ocwen to maintain its residential mortgage servicer ratings and the effects, if any, of any changes in such ratings on our financing arrangements or agreements with Ocwen;

•	Our competitive position;

•	Our dependence on the services of our senior management team;

•	Regulatory investigations and legal proceedings against us;

•	Regulatory investigations and legal proceedings against Ocwen, Altisource or others with whom we may conduct business;

•	Uncertainty related to future government regulation and housing policies;

•	Assumptions regarding our tax rate and decisions by taxing authorities; and

•	General economic and market conditions.

All forward-looking statements are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Important factors that could cause or contribute to such difference include those risks specific to our business detailed within this Annual Report and our other reports and filings with the Securities and Exchange Commission (“SEC”) including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including any amendments thereto. You should not place undue reliance on such forward-looking statements, which speak only as of their dates. Home Loan Servicing Solutions, Ltd. (collectively referred to throughout as “HLSS”, “us”, “our”, “we”, or the “Company”) undertakes no obligation to update or revise forward-looking statements.¸ whether as a result of new information, future events or otherwise.

For more information on the uncertainty of forward-looking statements see Part I, Item 1A, "Risk Factors” in this Annual Report.

PART I

ITEM 1.	BUSINESS

Recent Developments

Ocwen Financial Corporation (together with its subsidiaries, collectively "Ocwen") has been and is subject to certain federal and state regulatory matters.

On December 19, 2013, Ocwen reached an agreement, involving the Consumer Financial Protection Bureau (“CFPB”), various state attorneys general and other agencies that regulate the mortgage servicing industry, which agreement was approved by consent judgment by the U.S. District Court for the District of Columbia on February 26, 2014.

On September 15, 2014, the Company received a subpoena from the SEC requesting that it provide certain information related to the Company’s prior accounting conventions for and valuations of our Notes receivable – Rights to MSRs that resulted in the restatement of our consolidated financial statements for the years ended December 31, 2013 and 2012 and for the quarter ended March 31, 2014 during August 2014.

On December 22, 2014, the Company received a subpoena from the SEC requesting that it provide information related to certain governance documents and transactions and certain communications regarding the same.

On December 22, 2014, Ocwen announced that it had reached a settlement agreement with the New York Department of Financial Services (the "NY DFS") related to investigations into Ocwen's mortgage servicing practices in the State of New York.

On January 14, 2015, our Moody’s Investors Service (“Moody's”) credit rating was downgraded to B3/Negative and on January 16, 2015, Standard & Poor’s (“S&P”) affirmed its credit rating of B+ but downgraded our outlook from Stable to Negative.

As a result of Ocwen’s settlement agreement with the NY DFS, on January 16, 2015, William C. Erbey stepped down as non-executive Chairman of the Board of Directors of Home Loan Servicing Solutions, Ltd. (collectively referred to throughout as “HLSS”, “us”, “our”, “we”, or the “Company”), Ocwen, Altisource Portfolio Solutions, S.A. (“Altisource”), Altisource Asset Management Corporation ("AAMC") and Altisource Residential Corporation ("Residential"). Concurrently, Robert J. McGinnis was appointed as non-executive Chairman of HLSS.

On January 23, 2015, counsel to BlueMountain Capital Management, LLC (“BlueMountain”), which has represented that it is the investment manager of funds that hold certain Series 2012-T2 and Series 2013-T3 Notes (the “Notes”) issued by the HLSS Servicer Advance Receivables Trust (the “HSART Trust”), sent a letter to HLSS Holdings, LLC (“HLSS Holdings”), the HSART Trust, Ocwen and Deutsche Bank National Trust Company (the “Indenture Trustee”), asserting certain alleged events of default under the indenture governing Notes issued by the HSART Trust. BlueMountain has publicly stated that it has taken a “short position” on behalf of certain funds in the stock of HLSS and Ocwen.

On January 23, 2015, Ocwen announced that it had reached a settlement with the California Department of Business Oversight (the "CA DBO") in relation to an action dated October 3, 2014 in the State of California.

On January 23, 2015, Gibbs & Bruns LLP, on behalf of its clients, issued a press release regarding notices of nonperformance provided to various trustees in relation to Ocwen’s servicing practices under 119 residential mortgage-backed securities trusts (the “RMBS Notices”).

On January 26, 2015, we announced that HLSS Holdings had sent a letter to the Indenture Trustee in response to the BlueMountain allegations and that we intended to vigorously defend against any claims that may be asserted by BlueMountain.

On January 29, 2015, Moody’s downgraded Ocwen’s servicer quality (“SQ”) assessment from “SQ3+” to “SQ3-” as a primary servicer of subprime residential loans and as a special servicer of residential mortgage loans. During February 2015, Fitch Ratings Inc. (“Fitch”) downgraded Ocwen's residential primary servicer rating for subprime products from “RPS3” to “RPS4,” and Morningstar, Inc. (“Morningstar”) downgraded its rating to “MOR RS3.”

During February and March 2015, Ocwen received two notices of servicer termination affecting four separate PSAs underlying our Notes receivable – Rights to MSRs due to servicer rating downgrades.

On February 17, 2015, HLSS Holdings and our wholly-owned subsidiary HLSS Servicer Advance Facility Transferor, LLC, the depositor to the HSART Trust (the “Depositor”), entered into an agreement (the “Agreement”) with the Indenture Trustee. Pursuant to the Agreement, the parties agreed, among other things, that during the term of the Agreement the Indenture Trustee will not commence a judicial proceeding to seek judicial guidance regarding the allegations made in the BlueMountain letter prior to April 15, 2015, and HLSS Holdings and the Depositor agreed to allow the Indenture Trustee to withhold from distribution certain excess funds that would otherwise be distributable to the Depositor in an amount up to the Interest Accrual Differential for the related interest accrual period under the HSART Trust indenture. For the purposes of the Agreement, the “Interest Accrual Differential” means, with respect to any interest accrual period under the HSART Trust indenture beginning with the interest accrual period relating to the February 17, 2015 monthly payment date thereunder and any class of HSART Trust notes issued prior to January 17, 2014, an amount equal to the excess of (a) the related interest accrual for such class of notes at the interest rate in effect for such class in the absence of an event of default under the HSART Trust indenture (the “Non-FAE Rate”) plus 3.00% per annum over (b) the related interest accrual for such class of notes at the Non-FAE Rate. The Depositor and HLSS Holdings subsequently agreed to allow the Indenture Trustee to withhold on the same basis with respect to HSART Trust notes issued on or after January 17, 2014. The effect of this agreement will be to increase the amount deposited and held in Debt service accounts by approximately $11.8 million per month.

On February 20, 2015, counsel to BlueMountain sent another letter asserting certain alleged events of default under the indenture governing Notes issued by the HSART Trust.

On February 20, 2015, HLSS Mortgage Master Trust II, a wholly-owned subsidiary of the Company, completed the sale of its entire portfolio of re-performing mortgage loans (“RPLs”) to an unrelated third party purchaser through the execution of a Mortgage Loan Purchase and Sale Agreement (the “RPL MLPSA”). Under the RPL MLPSA, the purchase price for the RPLs was $337.6 million (the “Purchase Price”). The Purchase Price is subject to a 5% holdback pending completion of the Purchaser's due diligence.

On February 22, 2015, we entered into an Agreement and Plan of Merger (the “Old Merger Agreement”) with New Residential Investment Corp., a Delaware corporation (“NRZ”), and Hexagon Merger Sub, Ltd., a Cayman Islands exempted company and a wholly-owned subsidiary of NRZ (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub would merge with and into us (the “Old Merger”).

During the month of February 2015, our management developed a management plan that included the following elements:

•	Entering into the Old Merger Agreement with NRZ;

•	Negotiating certain commitments from various lenders for replacement advance financing, though never consummated;

•	Selling our entire portfolio of RPLs for an immaterial gain and concurrently repaying the related borrowings in full;

•	Marketing our Government National Mortgage Association (“GNMA”) early buy-out (“EBO”) loan portfolios and extending the maturity of the related borrowings to allow for continued marketing;

•
Working closely with our legal counsel to address BlueMountain’s allegations of default, which we believe are without merit, and any potential impact of such allegations on our advance financing facilities; and

•
Amending our senior secured term loan facility agreement to extend the deadline to furnish annual financial statements to April 10, 2015, to amend certain terms of cross default to our advance financing facilities and to permit an amendment to the Ocwen Subservicing Agreement (as defined below).

On March 3, 2015, we filed a Form 12b-25 indicating that additional time to complete our Annual Report on Form 10-K for the year ended December 31, 2014 was necessary in order to complete the assessment of recent events related to our business and determine the impact on our financial statements and related disclosures.

On March 18, 2015, we filed a Form 8-K indicating that we required additional time to prepare information related to our ability to operate as a going concern and to provide such information to our auditors for the purposes of their audit of our financial statements for the year ended December 31, 2014.

On March 18, 2015, we received notification from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing due to the Company not having timely filed its Annual Report on Form 10-K for the year ended December 31, 2014.

On March 23, 2015, the Company received a subpoena from the SEC requesting that it provide information concerning communications between the Company and certain investment advisors and hedge funds. The SEC also requested documents relating to the Company’s structure, certain governance documents and any investigations or complaints connected to trading in the Company’s securities.

On April 6, 2015, HLSS, HLSS Holdings and Ocwen entered into an amendment to the Purchase Agreement and the sale supplements (effective upon completion of the Asset Sale described below) to, among other things, (i) obtain Ocwen's consent to the assignment by HLSS of its interest under the Purchase Agreement and each sale supplement, (ii) provide that HLSS Holdings will not become the named servicer in connection with any Rights to MSRs, or direct the replacement of Ocwen as named servicer, before April 6, 2017 except under certain limited circumstances, (iii) extend the scheduled term of Ocwen's servicing appointment under each sale supplement until the earlier of 8 years from the date of such sale supplement and April 30, 2020, and (iv) provide that Ocwen will reimburse HLSS Holdings for certain increased financing costs resulting from servicer rating downgrades of Ocwen. In addition, under such amendment (x) Ocwen agrees to exercise any “clean-up call” rights under any servicing agreement related to Rights to MSRs only at the direction of HLSS and to sell to HLSS, on an “as-is” basis, the economic beneficial interest in the right to purchase the mortgage loans and other assets in the trust for each designated servicing agreement pursuant to such clean-up call rights and (y) HLSS agrees to pay to Ocwen a fee equal to 0.50% of  the outstanding balance of the performing mortgage loans purchased in connection with any such exercise and to pay Ocwen’s related costs and expenses of exercise.

On April 6, 2015, to best address concerns relating to our ability to operate as a going concern and the associated impact on our business on an expedited basis, we agreed with NRZ and Merger Sub to terminate the Old Merger Agreement and immediately complete the sale of substantially all of our assets (the “Asset Sale”). The Asset Sale was made in accordance with the terms and conditions of a Share and Asset Purchase Agreement entered into on April 6, 2015 (the “NRZ Purchase Agreement”) between us, NRZ, MSR-EBO Acquisitions LLC (“HLSS MSR-EBO”) and HLSS Advances Acquisition Corp. (“HLSS Advances”). In connection with the Asset Sale, among other things, (i) HLSS MSR-EBO acquired substantially all of the assets of the Company (including all of the issued share capital of HLSS Luxco 1B S.à r.l. (“Luxco 1B”)) and (ii) HLSS Advances acquired all of the issued share capital of HLSS Luxco 1A S.à r.l. (“Luxco 1A”) and assumed substantially all of the liabilities of the Company, including certain post-closing liabilities of the Company. In exchange, the Company received an amount in cash equal to $1.0 billion plus 28,286,980 newly issued shares of NRZ common stock with a par value $0.01 per share. In conjunction with the Asset Sale, our senior secured term loan facility was retired.

Concurrently with the execution of the NRZ Purchase Agreement, our Board of Directors adopted and approved a plan of complete liquidation and dissolution (the “Liquidation Plan”), pursuant to which we will (1) cease our business activities other than such activities that are necessary to carry out the provisions of the Liquidation Plan, (2) pay or make adequate provision for operating expenses expected to be incurred through the completion of the Liquidation Plan and (3) distribute to our shareholders in one or more distributions, (a) the cash received by the Company in the Asset Sale and the net proceeds from the sale of NRZ common stock received by the Company in the Asset Sale, less (b) amounts used to pay the liabilities of the Company and less a reserve in the amount of $50 million that will be held by the Company at the discretion of the Board to ensure that the Company will be able to meet known and unknown liabilities up to the date of the consummation of the transactions contemplated by the New Merger (as defined below) or, if the transactions contemplated by the New Merger are not consummated, the date of the final liquidating distribution after settlement of the liabilities and to ensure that the Company has available resources in the event that it is necessary to enforce against third parties any contractual or other rights of the Company or its officers or directors. If the New Merger is consummated, our shares will be converted automatically into the right to receive $0.69 per share in cash without interest (the “Merger Consideration”).  If the New Merger is not consummated and post-closing expenses and liabilities do not exceed $50 million, it is anticipated that a further cash distribution will be made to shareholders.

Immediately following the closing of the Asset Sale contemplated by the NRZ Purchase Agreement, we entered into: (i) an Agreement and Plan of Merger (the “New Merger Agreement”) with NRZ and Merger Sub, pursuant to which, among other things, the Company will be merged with and into Merger Sub (the “New Merger”), with the Company ceasing its corporate existence and Merger Sub surviving the New Merger, (ii) a Services Agreement, pursuant to which HLSS Advances Acquisition Corp. will provide us with certain services following the consummation of the Asset Sale, including, among other things, handling (including defending, prosecuting or resolving) all claims, disputes or controversies (including any litigation, arbitration, governmental investigations or inquiries or any other proceedings or negotiations) in which the Company is a party or may otherwise be involved and (iii) a Registration Rights Agreement to memorialize certain rights relating to the registration of shares of NRZ common stock to be held by the Company upon the closing of the Asset Sale. On the terms and subject to the conditions set forth in the New Merger Agreement, at the effective time of the New Merger (the “Effective Time”), each ordinary share, par value $0.01 per share, of the Company (the “Company Shares”) issued and outstanding immediately prior to the Effective Time

(other than Company Shares owned by any direct or indirect wholly-owned subsidiary of NRZ (other than Merger Sub) or of Merger Sub and Company Shares as to which dissenters’ rights have been properly exercised) will be converted automatically into the right to receive the Merger Consideration. The parties’ obligations to consummate the New Merger are subject to certain closing conditions, including approval of the New Merger by the requisite vote of the shareholders, the absence of any legal restraints that would prohibit the consummation of the New Merger and other conditions customary for a transaction of this type. Each of us, NRZ and Merger Sub has made certain customary representations, warranties and covenants in the New Merger Agreement, including, among other things, covenants related to the conduct of our business during the interim period between the execution of the New Merger Agreement and the consummation of the New Merger. The New Merger Agreement provides for certain termination rights for both us and NRZ, including, if approval of the New Merger by the requisite vote of the shareholders is not obtained or if the New Merger is not consummated by the nine month anniversary of the date of the New Merger Agreement.

General

We are a Cayman Islands exempted company focused on acquiring assets related to residential mortgages, including assets whereby we acquire the rights to receive the servicing fees less compensation to the current servicer for their servicing activities (“Rights to MSRs”), servicing advances associated with our Rights to MSRs, whole loans held for investment, and other residential mortgage-related assets (collectively the "Residential Mortgage Assets"). We launched our operations on March 5, 2012, at which time we acquired Rights to MSRs related to a residential mortgage portfolio with $15.2 billion unpaid principal balance (“UPB”) from Ocwen Financial Corporation (together with its subsidiaries, collectively "Ocwen"). As of December 31, 2014, we have increased our asset base to include Rights to MSRs with underlying UPB of $160.8 billion, servicing advances of $6.1 billion, and whole loans held for investment of $815.7 million. See Part II, Item 8 "Financial Statements and Supplementary Data – Note 2, Asset Acquisitions" for more information regarding the assets we have acquired.

We have not and do not intend to develop our own mortgage servicing platform. Instead, we will rely on third-party residential mortgage loan servicers, such as Ocwen. As of December 31, 2014, all of our Rights to MSRs have been acquired from and are serviced by Ocwen, and our Loans held for investment are serviced by Ocwen and PennyMac Loan Services, LLC (“PennyMac”).

With respect to our Rights to MSRs, prior to the transfer of legal ownership of the underlying mortgage servicing rights to us, Ocwen remains obligated to service the underlying residential mortgage loans and remit to us the servicing fees collected each month (Ocwen retains certain ancillary income such as late charges, modification fees, etc.). In the event of transfer of legal ownership of any mortgage servicing rights to us, Ocwen will service the underlying mortgage loans on our behalf as servicer, and we will receive the servicing fees (excluding certain ancillary income). As compensation for its servicing activities, Ocwen receives from us a monthly base fee equal to 12% of such servicing fees collected each month. Ocwen also earns a monthly performance-based incentive fee that fluctuates based on collections and servicing advance reduction criteria with respect to the underlying mortgage loans. The method used to calculate the fees that we pay to Ocwen with respect to the Rights to MSRs is the same as the method used to calculate the fees that we would pay to Ocwen under a subservicing agreement with respect to any mortgage servicing rights should we subsequently directly acquire the mortgage servicing rights. As a result, the compensation to be paid to Ocwen will not vary based on whether Ocwen or we hold legal title to the underlying mortgage servicing rights. As of December 31, 2014, all of our Rights to MSRs have been acquired from and are serviced by Ocwen.

Our primary source of income is interest income on the Notes receivable – Rights to MSRs. This interest income represents the servicing fees collected by Ocwen on the underlying mortgage servicing rights less any amounts due to Ocwen for its services under the related purchase agreements and the amount of amortization of the Notes receivable – Rights to MSRs. Increases or decreases in the fair value of our Notes receivable – Rights to MSRs serve to decrease or increase, respectively, our amortization of the Notes receivable – Rights to MSRs. If we were to meet all the requirements for legal ownership of the mortgage servicing rights in the future, we would account for our Notes receivable – Rights to MSRs as mortgage servicing rights and would begin recording servicing fee revenue related to the mortgage servicing rights rather than interest income on the Notes receivable – Rights to MSRs.

Substantially all of the Rights to MSRs and related servicing advances we have purchased to date relate to subprime and Alt-A loans. The prepayment rate on subprime and Alt-A loans has demonstrated little correlation with interest rates in recent years which is a characteristic that we find attractive and which fits within our business strategy. We intend to continue to acquire assets pertaining to subprime and Alt-A mortgage loans that were originated prior to 2008. Given the low volume of originations of subprime and Alt-A loans since 2007, at some point in the future we may be unable to acquire sufficient similar assets. As such, we may explore additional residential mortgage opportunities such as investing in additional Federal Housing Administration (“FHA”) guaranteed early buy-out (“EBO”) program or other whole loans. If we are unsuccessful in our attempts to pursue these alternative opportunities or any other opportunities not currently contemplated, we may decide to return cash to shareholders in the form of increased dividends, a special dividend or share repurchases.

We intend to continue to finance the acquisitions of additional similar Residential Mortgage Assets in two ways:

•
In order to remain fully invested and to offset the impact of prepayments in our servicing portfolio, we expect to continue to utilize cash flow from operations in excess of our dividend to purchase Residential Mortgage Assets that have low credit risk and attractive, risk adjusted yield.

•
We may issue additional debt or equity to allow us to execute larger purchases of Residential Mortgage Assets. These purchases will be subject to market conditions and will likely require that additional financing capacity be arranged.

We are incorporated as an exempted company in the Cayman Islands which currently does not levy income taxes on individuals or companies. We expect that we and our wholly owned subsidiary Luxco 1B have been and will be treated as a Passive Foreign Investment Company (“PFIC”) under U.S. federal income tax laws with respect to our investing activities. Except for our U.S. subsidiaries that are taxed as corporations for U.S. federal income tax purposes, we do not expect to be treated as engaged in a trade or business in the United States and thus do not expect to be subject to U.S. federal income taxation.

Our Business Model

Our business model is predicated on purchasing Residential Mortgage Assets and engaging one or more residential mortgage loan servicers to service the mortgage loans underlying our Residential Mortgage Assets. As of December 31, 2014, we have acquired Rights to MSRs and the related servicing advances, GNMA EBO whole loans and RPLs. On February 20, 2015, we sold the RPLs to an unrelated third party. Our Residential Mortgage Assets are serviced by Ocwen and PennyMac.

Acquiring Rights to MSRs results in the Company recording Notes receivable – Rights to MSRs, Match funded advances and Match funded liabilities. Our agreements with Ocwen provide for us to earn retained fees related to such Rights to MSRs, which averaged 22.16 basis points of the UPB of the related mortgage loans during 2014. Retained fees are further reduced by the reduction of the Notes receivable – Rights to MSRs due to the run-off of UPB over time and are adjusted for changes in the fair value of the Notes receivable – Rights to MSRs to arrive at Interest income from the Notes receivable – Rights to MSRs. This source of revenue allows us to pay operating expenses and other expenses such as Interest expense, and the income that remains is available for distribution to the holders of our ordinary shares in the form of monthly dividends. The key attributes of our business model are as follows:

•
Stable Income Stream. Interest income from the Notes receivable – Rights to MSRs is driven primarily by the retained fee we have negotiated with Ocwen. The retained fee we negotiated with Ocwen ranges from 13.0 to 32.5 basis points in accordance with a pre-determined schedule set forth in the applicable subservicing supplement. Our primary reductions to income include Interest expense and operating expenses. The amortization component of our Notes receivable – Rights to MSRs, as adjusted for changes in fair value of the Notes receivable – Rights to MSRs, is a reduction to the Interest income – Notes receivable – Rights to MSRs line item in our Consolidated Statements of Operations. We manage our exposure to rising interest rates through our fixed rate term note borrowing, the variable rate interest income earned on custodial account balances and our interest rate swap agreements.

•
Stable Balance Sheet. Match funded advances are our largest asset class and comprise 75.2% of our total assets as of December 31, 2014. Match funded advances are relatively low risk assets because they represent a first priority lien against the proceeds from the underlying mortgage loans and are recoverable from loan and pool level proceeds over a relatively short period of time. Match funded advances relating to the Notes receivable – Rights to MSRs were 3.81% of the UPB of the mortgage loans serviced as of December 31, 2014, resulting in significant overcollateralization. We expect the advance ratio on the mortgage loans to which we currently hold the Rights to MSRs to decline over time.

Notes receivable – Rights to MSRs comprise 7.6% of our total assets as of December 31, 2014. Notes receivable – Rights to MSRs are valued, in part, based on the expected life of the pool of mortgage loans underlying these assets. We recorded the Notes receivable – Rights to MSRs at fair value on the date of acquisition and adjust the carrying value to fair value at each reporting date. We amortize the Notes receivable – Rights to MSRs and deduct the amortization, as adjusted for changes in fair value, from the net of the servicing fees received by us and the servicing fees paid to Ocwen with respect to the Rights to MSRs.

Prepayment speeds relating to subprime and Alt-A mortgage loans, which comprise substantially all of our Rights to MSRs and related servicing advances, are relatively insensitive to interest rate fluctuations as the borrowers often do not have the ability to refinance their loans due to low credit scores or high loan to value ratios. In some instances, borrowers have the ability to refinance their loans, but choose not to because they are indifferent between the economics of their current loan and a modified loan. Our agreements with our servicers protect our Residential Mortgage Assets from significant losses should loan refinancing activity substantially increase.

Loans held for investment consist of whole residential mortgage loans acquired from others and comprise 10.0% of our total assets at December 31, 2014. As of December 31, 2014, our Loans held for investment were comprised of 58.5% GNMA EBO loans and 41.5% RPLs. We have not originated any mortgage loans to date.

Our GNMA EBO loans were recorded at the purchase price and are carried at the lower of cost or market. We accrue interest income on these loans at the amount that we are guaranteed to receive under either the related purchase agreement or by the FHA. The GNMA EBO loans represent minimal credit risk due to the 100% FHA guarantees on the UPB and a portion of the interest receivable. In addition, our Other assets includes Claims receivable from FHA of $109.6 million as a result of our GNMA EBO loans (see Part II, Item 8, "Financial Statements and Supplementary Data – Note 6, Other assets"). We also receive a portion of the GNMA incentives to our servicers for successful loan modifications that are re-securitized in a GNMA securitization.

Our RPLs were recorded at the purchase price and are accounted for under the requirements of Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, which requires us to accrete interest income on a level-yield basis over the estimated life of the RPL pools. Prior to the sale of the RPLs on February 20, 2015, we periodically assessed the expected future cash flows of the RPL pools and adjusted our assumptions as needed, including assumptions related to default rates, delinquency rates, interest rates and prepayment speeds. Under ASC 310-30, subsequent decreases to the expected cash flows would generally result in an impairment loss, and subsequent increases in cash flows would result in a reversal of impairment losses to the extent of prior charges, if any, and an adjustment in the accretable yield recognized on a prospective basis over the pools' remaining life, which will have a positive impact on interest income. During 2014, we made no material adjustments to our assumptions, and we recognized no impairment losses or increases in interest income as a result.

Cash comprises approximately 2.6% of our total assets at December 31, 2014. At December 31, 2014, $488.9 million of our total maximum borrowing capacity remained unused. We maintain unused borrowing capacity for two reasons:

•	As a protection should advances increase due to increased delinquencies; and

•	To provide capacity for the acquisition of additional servicing rights or to pursue other investment opportunities.

 We believe that our cash balance and unused financing capacity are sufficient to meet foreseeable future requirements.

While we expect our interest income to vary based on the UPB of the mortgage loans underlying the Residential Mortgage Assets, we do not expect significant interest expense volatility as a result of changes in market interest rates. This is because 50.9% of our borrowing is in the form of fixed rate term notes. We also earn interest income at market rates on custodial account balances. Lastly, we hedge a portion of our variable rate borrowings through fixed for floating interest rate swap agreements. Changes in prepayment speeds underlying the Residential Mortgage Loans ultimately impact future interest income. Servicing advances do not earn interest and are self-liquidating over a short period of time.

Since servicing advances are non-interest bearing and the interest expense to finance servicing advances is one of our largest expenses, our agreements with Ocwen provide for a reduction in the subservicing fees payable to Ocwen in any month if the advance ratio exceeds a predetermined level for that month. If we do not receive an amount equal to the retained fee in any given month, as expressed in terms of basis points of the average UPB of the mortgage loans serviced, a shortfall in the retained fee is created. Ocwen does not earn the full amount of its subservicing fees for any month that there is such a shortfall, or in any subsequent month, until we have recovered all shortfalls in the retained fee.

The Market Opportunity

We continue to believe that the current dynamics of the subprime and Alt-A mortgage market have created a unique opportunity where there is the potential for a continued supply of Residential Mortgage Assets to be sold over the next several years. These dynamics include:

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

We believe that our business model is currently optimized to allow us to be highly competitive in the acquisition of Residential Mortgage Assets for subprime and Alt-A mortgage loans due to our ability to access reliable and cost effective sources of financing and cost structure.

We actively seek to purchase Residential Mortgage Assets from third parties, such as banks, other financial institutions and independent mortgage servicers, and our ability to capitalize on such opportunities could depend on our ability to to develop operating capabilities to manage new servicers.

We may explore other residential mortgage opportunities with appropriate characteristics including low credit risk and attractive risk adjusted yield.

Competitive Strengths

We believe we are well positioned to execute our business strategy based on the following competitive strengths:

Experienced Management Team with Extensive Knowledge of the Mortgage Servicing Industry. We have an executive management team with extensive experience in the mortgage servicing industry. This experience includes evaluating and acquiring Residential Mortgage Assets, performing asset valuation analyses and financing mortgage servicing businesses through a variety of economic cycles. Key members of our executive management team also have experience in managing a public company in the mortgage servicing industry.

Focus on subprime and Alt-A mortgage loans. Since the Residential Mortgage Assets that we have acquired pertain to subprime and Alt-A loans, our asset mix is heavily weighted toward mortgage servicing advances which are the first amounts to be repaid from the collection of the underlying mortgage loans and, therefore, have relatively low credit risk. We believe that our concentration in subprime and Alt-A related assets could result in a lower cost of capital than for competitors that own a mix of assets that includes mortgage servicing rights for prime loans where prepayment speeds correlate with interest rates.

Asset Acquisition and Evaluation Expertise. We believe that our asset acquisition evaluation process which includes using proprietary historical data to project the performance of mortgage loans, and our executive management team’s experience and judgment in identifying, assessing, valuing and acquiring new Residential Mortgage Assets enables us to accurately price assets.

Description of the Purchase Agreement

We have entered into a purchase agreement with Ocwen pursuant to which we may agree to purchase mortgage servicing rights, associated servicing advances and other related assets from Ocwen from time to time (the "Purchase Agreement"). The specific terms of any acquisition of mortgage servicing rights, associated servicing advances and related assets, are (and may be in the future) documented pursuant to separate sale supplements to the Purchase Agreement.

Because Ocwen acts as the servicer of the loans underlying our Rights to MSRs, we pay Ocwen a monthly base fee and a monthly performance-based incentive fee pursuant to the Purchase Agreement and each related sale supplement for a six year period after the closing of each acquisition of Rights to MSRs.

The Purchase Agreement includes various Ocwen warranties, representations and indemnifications relating to Ocwen's performance of its duties as servicer. As of December 31, 2014, Ocwen serviced each mortgage loan underlying the Rights to MSRs under the terms of the Purchase Agreement and the applicable sale supplement.

On April 6, 2015, HLSS, HLSS Holdings and Ocwen entered into an amendment to the Purchase Agreement and the sale supplements (effective upon completion of the Asset Sale described below) to, among other things, (i) obtain Ocwen's consent to the assignment by HLSS of its interest under the Purchase Agreement and each sale supplement, (ii) provide that HLSS Holdings will not become the named servicer in connection with any Rights to MSRs, or direct the replacement of Ocwen as named servicer, before April 6, 2017 except under certain limited circumstances, (iii) extend the scheduled term of Ocwen's servicing appointment under each sale supplement until the earlier of 8 years from the date of such sale supplement and April 30, 2020, and (iv) provide that Ocwen will reimburse HLSS Holdings for certain increased financing costs resulting from servicer rating downgrades of Ocwen. In addition, under such amendment (x) Ocwen agrees to exercise any “clean-up call” rights under any servicing agreement related to Rights to MSRs only at the direction of HLSS and to sell to HLSS, on an “as-is” basis, the economic beneficial interest in the right to purchase the mortgage loans and other assets in the trust for each designated servicing agreement pursuant to such clean-up call rights and (y) HLSS agrees to pay to Ocwen a fee equal to 0.50% of  the outstanding balance of the performing mortgage loans purchased in connection with any such exercise and to pay Ocwen’s related costs and expenses of exercise.

Description of the Subservicing Agreement

We have entered into a subservicing agreement with Ocwen (the "Subservicing Agreement") pursuant to which we may engage Ocwen to act as the subservicer of pools of residential mortgage loans underlying the Rights to MSRs that we acquire. The specific terms of each subservicing arrangement with respect to each pool of mortgage loans are (and may be in the future) documented pursuant to separate subservicing supplements to the Subservicing Agreement in each case having a six year term.

We have entered into separate subservicing supplements to the Subservicing Agreement with Ocwen pursuant to which Ocwen has agreed to act as subservicer of the mortgage loans underlying Rights to MSRs on the terms described below effective upon the transfer of Rights to MSRs to us. As of December 31, 2014, no transfer of Rights to MSRs to us had occurred.

We pay Ocwen a monthly base fee pursuant to the subservicing supplement relating to the Rights to MSRs transferred to us equal to 12% of the servicing fees collected in any given month. This monthly base fee payable to Ocwen is expressed as a percentage of the servicing fees actually collected in any given month, which varies from month to month based on the level of collections of principal and interest for the mortgage loans serviced.

Ocwen receives a performance-based incentive fee to the extent the servicing fee revenue that it collects for any given month exceeds the sum of the monthly base fee and the retained fee. The performance-based incentive fee payable in any month is reduced if the advance ratio exceeds a predetermined level for that month. If the advance ratio is exceeded in any month, any performance-based incentive fee payable for such month will be reduced by 1-month LIBOR plus 275 bps per annum of the amount of any such excess servicing advances.

Description of the Ocwen Professional Services Agreement

We have a professional services agreement with Ocwen that enables us to provide certain services to Ocwen and for Ocwen to provide certain services to us (the "Professional Services Agreement"). Services provided by us under this agreement may include valuation and analysis of mortgage servicing rights, capital markets activities, advance financing management, treasury management, legal services and other similar services. Services provided by Ocwen under this agreement may include business strategy, legal, tax, licensing and regulatory compliance support services, risk management services and other similar services. The services provided by the parties under this agreement are on an as-needed basis, and the fees represent actual costs incurred plus an additional markup of 15%.

Description of Altisource Administrative Services Agreement

We have an administrative services agreement with Altisource that enables Altisource to provide certain administrative services to us (the "Altisource Administrative Services Agreement"). Services provided to us under this agreement may include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The services Altisource provides to us under this agreement are on an as-needed basis, and the fees we pay Altisource are based on the actual costs incurred by them plus an additional markup of 15%.

Competition

Our success depends, in large part, on our ability to acquire Residential Mortgage Assets on terms consistent with our business and economic model. In acquiring these assets, we expect to compete with independent mortgage loan servicers, mortgage Real Estate Investment Trusts ("REITs"), MSR investment funds, private equity firms, hedge funds and other large financial services companies. Many of our anticipated competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments which could lead them to offer higher prices for assets that we might be interested in acquiring and cause us to lose bids for those assets. Lastly, a component of our business is the ability to offer relatively low cost financing for asset purchases. Should we not be able to provide competitive financing rates, Ocwen or other third parties could look elsewhere to finance asset purchases. Thus, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

Regulation

State and Federal Consumer Protection Regulation

Because we do not plan to service loans, we intend to rely on the servicers we engage to comply with extensive regulation by federal, state and local governmental authorities, including the Federal Trade Commission (“FTC”) and the SEC. Servicers are also subject to regulation by the state agencies that license servicing and collection activities in a number of states. Servicers are subject to audits and examinations conducted by these states. Beginning in July 2011, non-bank servicers became subject to supervision, examination and enforcement by the CFPB, a federal entity responsible for administering and enforcing the laws and regulations for consumer financial products and services, such as residential mortgage loans. We expect that servicers will incur significant ongoing costs to comply with new and existing laws and governmental regulation of the residential mortgage servicing business.

Recently, Ocwen reached separate settlements with the CFPB, the NY DFS and the California Department of Business Oversight (the "CA DBO") related to its servicing practices. See Item 1A, "Risk Factors – Regulatory scrutiny regarding foreclosure processes could lengthen foreclosure timelines which could increase advances which would negatively impact our liquidity and profitability” for further details.

A failure to comply with applicable federal, state and local consumer protection laws can lead to:

•	Civil and criminal liability;

•	Damage to our reputation in the industry;

•	Inability to raise capital;

•	Defaults under our financing arrangements;

•	Administrative fines and penalties and litigation, including class action lawsuits; and

•	Governmental investigations and enforcement actions.

Employees

We have fourteen employees, including three executive officers. As of April 6, 2015, all of our employees became employees of a subsidiary of an affiliate of NRZ, and the employees will continue to manage our Liquidation Plan under a management services agreement.

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

The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, including HLSS that file electronically with the SEC at www.sec.gov. We have also posted on our website, and available in print upon request, the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics for Senior Financial Officers. Within the time period required by the SEC and NASDAQ Global Select Market, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Ethics or waiver thereto applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

ITEM 1A.	RISK FACTORS

An investment in our ordinary shares involves significant risks. We describe below the principal risks and uncertainties that we believe affect us or could affect us in the future. The risks and uncertainties described below are not the only ones facing us. You should carefully read and consider the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K and in our other filings with the SEC.

Risks Related to Owning Our Ordinary Shares

Our ordinary shares may continue to trade even though we are in the process of winding down, and distributions to shareholders, in the aggregate, may be below any trading price.

Now that we have completed the Asset Sale, we intend to delist from the Nasdaq Stock Exchange. Trading in our shares is highly speculative, and the market for our shares will be highly illiquid. The only value associated with our shares is the right to receive the Merger Consideration at the time of the consummation of the New Merger or, if not consummated, a final distribution in accordance with the Liquidation Plan. Because of the difficulty in determining whether the Merger will be consummated or estimating the amount and timing of any final distribution and due to other risk factors discussed herein, our ordinary shares may be subject to significant volatility and may trade above the amount that may be ultimately realized by our shareholders.

The amount that we have reserved for final distribution to shareholders could be reduced if the New Merger is not approved and for any post-closing liabilities related to the wind down process.

We have reserved $50 million of the purchase price paid to us by NRZ for expenses incurred during the wind down process. If the New Merger is not approved, we will incur ongoing expenses to comply with the applicable reporting requirements of the Securities and Exchange Act of 1934, as amended, which will reduce the amount reserved for final distribution to shareholders.

We cannot assure you of the exact amount or timing of any final distribution to our shareholders under the Liquidation Plan.

The winding down process is subject to numerous uncertainties and may not result in any remaining capital for a final distribution to our shareholders. The precise nature, amount and timing of any final distribution to our shareholders will depend on and could be delayed by, among other things, the approval of the New Merger, the timing of the consummation of the New Merger, the Company’s ongoing operating expenses, administrative and tax filings associated with our winding down, potential claim settlements with creditors arising from obligations incurred subsequent to the Asset Sale and unexpected or greater than expected expenses. If the New Merger does not occur, we expect the final distribution to be delayed.

We may conduct future sales of additional ordinary shares or other securities that are dilutive to our equity, which may adversely affect the value of our ordinary shares.

We may issue additional ordinary shares or other securities that are convertible into or exchangeable for, or that represent the right to receive, ordinary shares or any substantially similar securities. The value of our ordinary shares could decline as a result of sales by us of a large number of ordinary shares or other similar securities in the market or the perception that such sales could occur.

We may not be able to pay monthly dividends on our ordinary shares at the current rate or at all.

While we intend to continue to pay monthly dividends at the current rate, we may not be able to do so in the future. We intend to distribute approximately 90% of our Net income over time to our shareholders, although we are not required by law to do so.

Our dividend policy is subject to the discretion of our Board of Directors and will depend, among other things, on cash available for distributions, general economic and business conditions; our strategic plans and prospects; our financial results and condition; contractual, legal and regulatory restrictions on the declaration and payment of dividends by us and such other factors as our Board of Directors considers to be relevant. We note that cash available for distribution may be limited given an agreement between HLSS Holding, our wholly-owned subsidiary HLSS Servicer Advance Facility Transferor, LLC, the Depositor and the Indenture Trustee to permit it to withhold from distribution certain excess funds that would otherwise be distributable to the Depositor in an amount up to the Interest Accrual Differential (or a similar amount) for the related interest accrual period under the HSART Trust indenture. For the purposes of the Agreement, the “Interest Accrual Differential” means, with respect to any interest accrual period under the HSART Trust indenture beginning with the interest accrual period relating to the February 17,

2015 monthly payment date thereunder and any class of HSART Trust notes issued prior to January 17, 2014, an amount equal to the excess of (a) the related Non-FAE Rate plus 3.00% per annum over (b) the related interest accrual for such class of notes at the Non-FAE Rate.

Risks Related to Our Business and Industry

We are highly dependent upon our senior management team.

Our business model and the execution of our business strategy are highly dependent upon the members of our senior management team. The loss of the services of any of our senior executives or key employees could delay or prevent us from executing our business strategy and could significantly and negatively affect our business.

We do not intend to operate a mortgage servicing platform and will need to engage servicers to service any Residential Mortgage Assets that we ultimately acquire. We may not be able to engage servicers on terms that are favorable to us or at all.

We do not intend to operate a mortgage servicing platform. Our success will depend on our ability to enter into agreements with mortgage servicers to service any Residential Mortgage Assets that we ultimately acquire. The terms of any agreement will be negotiated with the servicer prior to the acquisition of the related Residential Mortgage Assets. If we are not able to engage a servicer under reasonable terms or at all, we may not be able to acquire additional Residential Mortgage Assets, which could negatively impact our profitability.

It is unlikely that the term of any agreement we enter into will match the life of any Residential Mortgage Assets that we ultimately acquire and, therefore, such agreements will need to be renewed. As a result, the terms of any new agreement or renewal will depend on the economic environment and the costs of providing servicing at that time. In addition, the terms of any future servicing agreements may not be similar to the terms of our current agreements.

We are dependent on others to act as servicer with respect to our Residential Mortgage Assets.

We are dependent on the servicers we engage to service our Residential Mortgage Assets. A failure of a servicer to perform its servicing obligations under a related pooling and servicing agreement (“PSA”) could result in the termination of the servicer. If this occurs, we will only have recourse against the servicer, and if the servicer is unable to make any applicable indemnification payments owed to us, we could lose a portion or all of the value of the related Residential Mortgage Asset.

On January 23, 2015, Gibbs & Bruns LLP, on behalf of its clients, issued a press release regarding the RMBS Notices provided to various trustees in relation to Ocwen’s servicing practices under 119 residential mortgage-backed securities trusts.

We may pursue new asset classes with different risk and return characteristics than our current portfolios of Residential Mortgage Assets.

While we expect to continue to purchase Rights to MSRs and Loans held for investment in the future, we may invest in other classes of residential mortgage-related assets. While we intend to invest only in assets with an attractive risk-adjusted yield, the assets we acquire may be more volatile than expected or have a different risk profile compared to our current asset mix.

We may not be able to successfully compete for the acquisition of Residential Mortgage Assets, which could adversely affect our business.

Our success depends, in large part, on our ability to acquire additional Residential Mortgage Assets on terms consistent with our business and economic model. We expect to compete with independent mortgage loan servicers, mortgage REITs, MSR- and other mortgage-focused mutual or hedge funds, private equity firms and other large financial services companies in acquiring additional Residential Mortgage Assets. Many of our anticipated competitors are significantly larger than we are, have access to greater capital and other resources, are capable of obtaining financing at lower interest rates and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could lead them to offer higher prices than we would be willing to pay for the same assets. If we are unable to compete for new assets and our Residential Mortgage Asset portfolio declines over time, our administrative expenses may increase relative to our equity base.

Our assumptions in determining the purchase price for Residential Mortgage Assets may be inaccurate or the basis for such assumptions may change, which could adversely affect our results of operations.

To the extent that we purchase Residential Mortgage Assets in the future, our success will be highly dependent upon accurate pricing of such Residential Mortgage Assets. In determining the purchase price for Residential Mortgage Assets, we will make several significant assumptions, including, but not limited to, the following:

•	Projected prepayment and repayment rates;

•	Amounts of future servicing advances;

•	Projected delinquency and default rates;

•	Projections of cash flows on loans underlying the assets;

•	Future interest rates and other financing costs;

•	Advance rates on our advance financing facilities; and

•	The costs associated with engaging servicers to service the loans.

If any of our assumptions regarding the Residential Mortgage Assets that we acquire are inaccurate or the basis for such assumptions change, the price we pay to acquire Residential Mortgage Assets may prove to be too high, which could result in lower than expected profitability or a loss.

Future economic slowdowns and/or deterioration of the housing market could increase delinquencies and defaults on the Residential Mortgage Assets we acquire, which would negatively affect our operating results.

During any period in which the borrower is not making payments on a mortgage loan, the servicer is generally required to advance its own funds to meet contractual principal and interest remittance requirements for the securitization trust that owns the mortgage loans; to pay property taxes and insurance premiums; to process foreclosures and to maintain, repair and market foreclosed real estate properties.

If the economy slows and/or the housing market deteriorates, our operating results would be adversely affected in the following ways:

•
Interest Income. Because we recognize interest income as principal and interest payments are collected from the borrowers on the mortgage loans underlying our Rights to MSRs and as delinquent loans are resolved, an increase in delinquencies would reduce the interest income that we recognize. Also, increased delinquencies and defaults could reduce the interest income recognized on any new RPL portfolios we may acquire;

•
Expenses. If the ratio of advances to the UPB of our portfolio increases beyond a certain point, the increase in Interest expense could exceed the reduction in our incentive fee paid to Ocwen, thus resulting in a reduction to our profitability. Also, servicing expenses charged to us by the servicers of our Loans held for investment would increase; and

•
Valuation of Rights to MSRs and RPLs. Increased delinquency and default rates on mortgage loans will decrease the fair value of our Rights to MSRs or may result in us recognizing an impairment on any new RPLs we may acquire.

A significant increase in prepayment speeds would reduce the UPB of the mortgage loans underlying our Residential Mortgage Assets and could adversely affect our operating results.

Prepayment speeds significantly affect our business. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. Prepayment speeds have a significant impact on our interest income and the valuation of our Residential Mortgage Assets as follows:

•
Interest Income. If prepayment speeds increase, our interest income earned on our Residential Mortgage Assets will decline more rapidly than estimated because of the greater than expected decrease in the UPB of the mortgage loans on which interest income is based.

•
Valuation of Residential Mortgage Assets. We base the price we pay for Residential Mortgage Assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds are significantly different than expected, the fair value of our Residential Mortgage Assets could decline faster than expected, which would have a negative impact on our operating results.

If we are unable to maintain the UPB of the mortgage loans underlying our Rights to MSRs at an adequate level through the acquisition of additional Rights to MSRs or other assets with similar characteristics, we would likely reevaluate our long-term business strategy, which could include pursuing asset classes that differ from our current Rights to MSRs. We could also sell our remaining Residential Mortgage Assets and use the proceeds to pay a liquidating distribution to our shareholders. In any such event, our shareholders may not be able to recover the full value of their initial investment in our ordinary shares.

If our assumptions regarding subprime and Alt-A borrower refinancing options prove incorrect, or if the Federal government implements policies that help non-agency borrowers refinance, the UPB underlying our Rights to MSRs could decline faster than expected, which would adversely affect our operating results.

We make a number of assumptions about future servicing fees, expenses, assets and liabilities relating to our Rights to MSRs. These assumptions are based on our view that subprime and Alt-A borrowers have limited refinancing options. Refinancings and other voluntary prepayments are a small component of total prepayments with liquidations and other involuntary prepayments being the larger component. If subprime and Alt-A borrowers were able to refinance their mortgage loans at a faster rate than expected and had a financial incentive to do so, prepayment speeds could increase, resulting in a faster reduction of the aggregate UPB of the mortgage loans underlying our Rights to MSRs, which would adversely affect our operating results.

The fair value of our Rights to MSRs is imprecise and may materially and adversely affect our operating results.

The fair value of our Rights to MSRs is based on significant unobservable assumptions that may prove to be imprecise. We engage independent valuation firms to assist in the measurement of the fair value of our Rights to MSRs on a quarterly basis, but the fair value at which our Rights to MSRs is recorded may not be an indication of their realizable value. Ultimate realization of the value of the Rights to MSRs depends to a great extent on economic and other conditions that are beyond our control. Further, fair value is only an estimate based on a good faith judgment of the price at which the Rights to MSRs can be sold since market prices of these assets can only be determined by negotiation between a willing buyer and seller. The estimation of the fair value of our Rights to MSRs includes significant unobservable inputs, and valuations of these assets are subject to judgments that may vary among market participants. Changes in the estimated fair values of our Rights to MSRs are directly charged or credited to earnings for the period. If we were to liquidate the Rights to MSRs, the realized value may be more than or less than the amount at which such assets were recorded. We could be materially and adversely affected by a reduction in the fair value of our Rights to MSRs, and such valuations may fluctuate over short periods of time.

The properties underlying Loans held for investment that we acquire through foreclosure may contain unknown environmental defects, which could increase our risk of loss.

Environmental protection laws that apply to properties that secure or underlie our Loans held for investment could diminish the value of the properties and result in losses. We may also be exposed to environmental liabilities with respect to properties of which we become a direct or indirect owner or to which we take title, which could adversely affect our business and financial results.

If Ocwen fails to adequately perform its loss mitigation obligations, we could be required to make additional servicing advances, and the time period for collecting servicing advances may extend, adversely affecting our liquidity and earnings.

Ocwen is required to service the mortgage loans in accordance with specified standards and employ loss mitigation techniques to reduce the probability that borrowers will default on their loans and to minimize losses when defaults occur. These loss mitigation techniques may include the modification of mortgage loan rates, principal balances and maturities. If Ocwen fails to adequately perform its loss mitigation obligations under these agreements, we could be required to purchase or fund servicing advances in excess of those that we might otherwise have had to purchase or fund, and the time period for collecting servicing advances may extend. Any increase in servicing advances or material increase in the time to resolution of a defaulted loan could result in increased financing costs to us and adversely affect our liquidity and Net income.

Failure by Ocwen to ensure that servicing advances comply with the terms of the PSAs may have a material adverse effect on our operating results.

Servicing advances that are improperly made may not be eligible for financing under our advance financing facilities and may not be reimbursable by the related securitization trusts or other owners of the mortgage loan, which would reduce our liquidity and may cause us to suffer a loss. Ocwen may be unwilling or unable to make indemnification payments for any such losses we incur.

We may be unable to obtain sufficient or cost effective servicer advance financing necessary to meet the financing requirements of our business, which could adversely affect our liquidity position and result in a loss of servicing rights.

If delinquencies increase with respect to the mortgage loans underlying our Rights to MSRs, we will require more funding than we currently expect, which may not be available to us on favorable terms or at all. We currently meet our servicing advance financing requirements through our servicing advance facilities. Under normal market conditions, mortgage servicers typically have been able to renew or refinance liquidity facilities for mortgage servicing rights. However, during the economic crisis that began in 2007, there were periods of time when some mortgage servicers were unable to renew these facilities. Borrowing conditions have improved since that time; however, market conditions or other factors, including legal or regulatory matters applicable to us or our servicers, at the time of any renewal or refinancing may prevent us from being able to renew or refinance our advance financing facilities or obtain additional facilities on favorable terms or at all. Ocwen may not have any obligation to us to fund any servicing advances that we are required to purchase or fund. Our inability to obtain adequate financing to fund servicing advances could result in the loss or impairment of our Rights to MSRs pursuant to the Purchase Agreement and applicable sale supplement. If, for this reason, our Rights to MSRs are lost or impaired, we will bear the full economic impact of this loss and may not, in certain circumstances, have the right to seek indemnification from Ocwen.

Failure to favorably resolve alleged events of default by BlueMountain may have a material adverse effect on our liquidity and operating results.

On January 23, 2015, counsel for BlueMountain asserted certain alleged events of default under the indenture governing our notes issued by the HSART Trust. On February 17, 2015, our subsidiary, HLSS Holdings, and the Depositor agreed with the Indenture Trustee that it will not commence a judicial proceeding to seek judicial guidance regarding the allegations made in the BlueMountain letter, and HLSS Holdings has agreed to allow the Indenture Trustee to withhold from distribution certain excess funds that would otherwise be distributable to the Depositor in an amount up to the Interest Accrual Differential (or similar amount). On February 20, 2015, counsel to BlueMountain sent another letter asserting certain alleged events of default under the indenture governing Notes issued by the HSART Trust. While HLSS intends to vigorously defend against any claims asserted by BlueMountain, our inability to resolve these issues favorably could result in a prolonged withholding of the excess funds, the forfeiture of such funds or other material adverse effects on our liquidity and operating results.

Our ability to borrow may be adversely affected by the suspension or delay of the rating of our notes by the credit agency providing the ratings.

The majority of our advance financing facilities are rated by one rating agency, and this agency may suspend rating notes backed by servicing advances at any time. Rating agency delays may result in our inability to obtain timely ratings on new notes, which could adversely impact the availability of borrowings or the interest rates, advance rates or other financing terms and adversely affect our results of operations and liquidity. Further, if we are unable to secure ratings from other agencies, limited investor demand for unrated notes could result in further adverse changes to our liquidity and profitability.

Downgrades in our corporate credit ratings could impact our ability to issue term loans within our senior secured term loan facility or a newly created facility.

On June 13, 2013, in connection with our senior secured term loan facility agreement, we were issued credit ratings of Ba3/Stable and B+/Stable from Moody’s and S&P, respectively. As of December 31, 2014, our Moody's credit rating had been downgraded to B2/Negative, and on January 14, 2015, our Moody's credit rating was further downgraded to B3/Negative. On January 16, 2015, S&P affirmed their credit rating of B+ but downgraded our outlook from Stable to Negative.

Our ability to secure additional financing for servicing advances is largely dependent on the evaluation of the pledged collateral and not on our corporate credit rating. Downgrades in our corporate credit ratings could impact our ability to issue additional term loans within our senior secured term loan facility or a newly created facility.

A downgrade in our servicers' or subservicers' rating could have an adverse effect on our financial condition or results of operations.

S&P, Moody’s, Fitch and Morningstar rate many mortgage servicers, including Ocwen. These ratings are subject to change in the future without notice. Servicer ratings are important to our ability to finance servicing advances.

On November 14, 2012, S&P placed its “above average” servicer rating on Ocwen on CreditWatch “negative” as opposed to “stable”. S&P stated that it took this action due to Ocwen’s purchases of Homeward Residential Inc. (“ Homeward ”) (which has since been completed) and of the mortgage servicing platform of GMAC Mortgage LLC and Residential Capital LLC (which has since been completed). S&P also stated that it would continue to monitor the impact that these acquisitions have on Ocwen’s servicing operations.

On August 28, 2014, Moody's downgraded Ocwen's servicer quality ("SQ") assessments from SQ2- to SQ3+ as a primary servicer of subprime residential loans and as a special servicer of residential mortgage loans. Also, Moody's downgraded Ocwen's component assessment for loan administration from "above average" to "average". Moody's stated that these downgrades were due to heightened regulatory scrutiny by the SEC and the NY DFS, regulatory concerns regarding force-placed insurance fees, and concerns about Ocwen's challenges integrating acquired servicing platforms and managing the distressed loan portfolios.

On January 29, 2015, Moody’s downgraded Ocwen’s servicer quality (“SQ”) assessment from “SQ3+” to “SQ3-” as a primary servicer of subprime residential loans and as a special servicer of residential mortgage loans. During February 2015, Fitch Ratings Inc. (“Fitch”) downgraded Ocwen's residential primary servicer rating for subprime products from “RPS3” to “RPS4,” and Morningstar, Inc. (“Morningstar”) downgraded its rating to “MOR RS3.”

Certain of our financing facilities require that our servicers or subservicers maintain specified servicer ratings, and failure by our servicers or subservicers to maintain the minimum rating could result in adverse adjustments to our advance rates, liquidity and profitability. In addition, some PSAs may also require that the servicer or subservicer maintain specified servicer ratings. The failure to maintain the specified rating may result in the termination of the servicer under such PSAs. Any such downgrade could have an adverse effect on our business, financing activities, financial condition or results of operations.

During February and March 2015, Ocwen received two notices of servicer termination related to four separate PSAs underlying our Notes receivable – Rights to MSRs due to servicer rating downgrades. While we believe the financial impact of the termination of servicing under these four PSAs would be immaterial to our overall financial condition, Ocwen could be subject to further terminations as a result of its failure to maintain required minimum servicer ratings, which could have an adverse effect on our business, financing activities, financial condition and results of operations.

Changes in financing terms for our Loans held for investment may adversely affect our return on our investments and may reduce our liquidity.

We have leveraged our Loans held for investment acquired to date in repurchase agreements with maturities of one year or less. Repurchase agreements generally allow the counterparties to determine the market value of the collateral and are subject to margin calls that could adversely affect our liquidity by requiring us to repay a portion of the outstanding borrowing. To the extent that we do not have sufficient cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur losses. Should market conditions or asset performance expectations deteriorate, we may not be able to refinance our repurchase facilities or enter into longer-term securitization facilities, and this could result in reduced advance rates, higher interest rates or other changes in terms that could adversely impact our results of operations and liquidity.

Our borrowings collateralized by Loans held for investment require that we make certain representations and warranties that, if determined to be inaccurate, could require us to repurchase loans or cover losses.

Our financing facilities require us to make certain representations and warranties regarding the Loans held for investment that collateralize the borrowings. Although we perform due diligence on the Loans held for investment that we acquire, certain representations and warranties that we make in respect of such loans may ultimately be determined to be inaccurate. In the event of a breach of a representation or warranty, we may be required to repurchase affected loans, make indemnification payments to certain indemnified parties or address any claims associated with such breach. Further, we may have limited or no recourse against the seller from whom we purchased the loans. Such recourse may be limited due to a variety of factors, including the absence of a representation or warranty from the seller corresponding to the representation provided by us or the contractual expiration thereof.

The performance of our Loans held for investment may be adversely affected by the performance of parties who service or subservice our mortgage loans.

We contract with third parties for the servicing of the mortgage loans in our EBO and RPL whole loan portfolios. The performance of these portfolios and our ability to finance these portfolios are subject to risks associated with inadequate or untimely servicing. If our servicers or subservicers commit a material breach of their obligations as a servicer, we may be subject to damages if the breach is not cured within a specified period of time following notice. In addition, we may be required to indemnify an investor or our lenders against losses from any failure of our servicer or subservicer to perform the servicing obligations properly. Poor performance by a servicer or subservicer may result in greater than expected delinquencies and foreclosures and losses on our mortgage. A substantial increase in our delinquency or foreclosure rate or the inability to process claims in accordance with GNMA or FHA guidelines could adversely affect our ability to access the capital and secondary markets for our financing needs.

Representations and warranties made by us in our loan sale agreements may subject us to liability.

In connection with our sale of the RPLs to an unrelated third party, we transferred mortgages acquired by us into a trust in exchange for cash. We may enter into additional sale agreements to sell some or all of our Loans held for investment in the future. The purchaser under such sale agreements may have recourse to us with respect to any breach of the representations and warranties made by us at the time the applicable Loans held for investment are sold. Those representations and warranties may include, but are not limited to, issues such as the validity of the lien; the absence of delinquent taxes or other liens; the loans compliance with all local, state and federal laws and the delivery of all documents required to perfect title to the lien. If the purchaser is successful in asserting their claim for recourse, it could adversely affect the availability of financing under our financing facilities for the Loans held for investment or otherwise adversely impact our results of operations and liquidity.

We could have conflicts with Ocwen and Altisource, and members of our Board of Directors or management could have conflicts of interest due to their relationships with Ocwen and Altisource that may be resolved in a manner adverse to us.

We do a substantial amount of business with Ocwen and Altisource. Conflicts may arise between us and one or more of these entities because of the ongoing agreements we have with them or because of the nature of each of our respective businesses.

Our former Chairman of the Board of Directors was also the Chairman of Ocwen and Altisource until January 16, 2015. As a result, he had obligations to us as well as to Ocwen and Altisource and may have had or have appeared to have had conflicts of interest with respect to matters potentially or actually involving or affecting us, Ocwen and Altisource, as the case may be. Our former Chairman currently has substantial investments in Ocwen and Altisource and certain of our other officers own stock or options in Ocwen. Such ownership interests could create or appear to create conflicts of interest with respect to matters potentially or actually involving or affecting us, Ocwen and Altisource, as the case may be.

We have adopted policies, procedures and practices to avoid potential conflicts with respect to our dealings with Ocwen and Altisource. We also manage potential conflicts of interest through oversight by independent members of our Board of Directors (independent directors constitute a majority of our Board of Directors) and we will seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with Ocwen and Altisource, as the case may be. There can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with Ocwen and Altisource, as the case may be, or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party that had none of the connections we have with these businesses.

Risk Related to Regulatory and Legal Matters

If we are required to register under the Investment Company Act, our ability to conduct our business could be materially adversely affected, and you could suffer losses.

We are not registered, and do not intend to register, as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). We intend to conduct our operations directly and through wholly or majority-owned operating subsidiaries so that we and each of our subsidiaries is not an investment company under the Investment Company Act. We believe that neither we nor our operating subsidiaries will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating subsidiaries will engage primarily, or hold ourselves or our operating subsidiaries out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, we, through our operating subsidiaries, are primarily engaged in the non-investment company business of these subsidiaries, namely the business of purchasing or otherwise acquiring Residential Mortgage Assets and engaging and managing one or more residential mortgage loan servicers to service the pools of mortgage loans underlying these Residential Mortgage Assets. We structured the special purpose entities that we established in connection with our match funded advance financing facilities to rely on the investment company exemption provided to certain structured financing vehicles by Rule 3a-7 promulgated pursuant to the Investment Company Act.

If, however, we or any of our subsidiaries are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements, and our activities may be restricted, among other things which would materially adversely affect our business, financial condition and results of operations and our ability to pay dividends. We may also seek exemptive relief from the SEC, which could impose significant costs on our business. If we or any of our subsidiaries were required to register as an investment company but failed to do so, the unregistered entity would be prohibited from engaging in business, and criminal and civil actions could be brought against such unregistered entity. In addition, the contracts of such unregistered entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of such unregistered entity and to liquidate the unregistered entity, which could lead to losses to our shareholders.

If we are named in legal proceedings involving one of our servicers, our financial results could be adversely affected.

We could be added as a defendant or investigated in any matters related to our servicers' servicing practices. If lawsuits are brought against one or more of our servicers regarding its servicing practices, we also may be added as a defendant in the future. Defending ourselves against lawsuits or adverse legal judgments against us may require that we pay significant legal fees, settlement costs, damages, penalties, indemnification payments or other charges or that we undertake remedial actions pursuant to administrative orders or court-issued injunctions, any of which could adversely affect our financial results and loss or impairment of financing under financial arrangements, including our advance financing facilities.

Two shareholder derivative actions have been filed purportedly on behalf of Ocwen Financial Corporation naming as defendants the Company and certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey, entitled (i) Sokolowski v. Erbey, et al., No. 9:14-CV-81601 (S.D. Fla.), filed on December 24, 2014 (the Sokolowski Action”), and (ii) Mocavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.), filed on March 20, 2015 (collectively, with the Sokolowski Action, the “Ocwen Derivative Actions”). The original complaint in the Sokolowski Action named as defendants certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey. On February 11, 2015, plaintiff in the Sokolowski Action filed an amended complaint naming additional defendants, including HLSS. The Ocwen Derivative Actions assert a cause of action for aiding and abetting certain alleged breaches of fiduciary duty under Florida law against HLSS and others, and claim that HLSS (i) substantially assisted Ocwen’s alleged wrongful conduct by purchasing Ocwen’s mortgage servicing rights and (ii) received improper benefits as a result of its business dealings with Ocwen due to Mr. Erbey’s purported control over both HLSS and Ocwen. Additionally, the Sokolowski Action asserts a cause of action for unjust enrichment against HLSS and others. The Company intends to vigorously defend the Ocwen Derivative Actions (see Part II, Item 8, "Financial Statements and Supplementary Data - Note 18, Commitments and Contingencies").

Failure by Ocwen or our other servicers to comply with applicable laws and regulations may adversely affect our business.

The failure of Ocwen or our other servicers to comply with the laws and regulations in connection with servicing mortgage loans underlying our Residential Mortgage Assets could lead to civil and criminal liability, loss of licensing, damage to our reputation, fines and penalties, litigation, including class action lawsuits or administrative enforcement actions, and a loss or impairment of financing under our financing arrangements, including under our advance financing facilities.

Regulatory scrutiny regarding foreclosure processes could lengthen foreclosure timelines, which could increase advances and negatively impact our liquidity and profitability.

When a mortgage loan is in foreclosure, the servicer is generally required to continue to advance delinquent principal and interest to the securitization trust and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent we determine that such amounts are recoverable. These servicing advances are generally recovered when the delinquency is resolved. Foreclosure moratoria or other actions that lengthen the foreclosure process increase the amount of servicing advances, lengthen the time it takes for reimbursement of such advances and increase the costs incurred during the foreclosure process. In addition, advance financing facilities generally contain provisions that limit the eligibility of servicing advances to be financed based on the length of time that servicing advances are outstanding, and, as a result, an increase in foreclosure timelines could further increase the amount of servicing advances that need to be funded from the servicer's own capital. Such increases in foreclosure timelines could increase the need for capital to fund servicing advances, which would increase our interest expense, delay the collection of interest income or servicing fee revenue until the foreclosure has been resolved and, therefore, reduce the cash that we have available to pay our operating expenses or to pay dividends.

Ocwen has publicly announced that, on December 19, 2013, Ocwen reached an agreement, which was approved by consent judgment by the U.S. District Court for the District of Columbia on February 26, 2014, involving the CFPB, various state attorneys general and other agencies that regulate the mortgage servicing industry. According to Ocwen's disclosure, the key elements of the settlement are as follows:

•	A commitment by Ocwen to service loans in accordance with specified servicing guidelines and to be subject to oversight by an independent national monitor for three years;

•
A payment of $127.3 million to a consumer relief fund to be disbursed by an independent administrator to eligible borrowers. In May 2014, Ocwen satisfied this obligation with regard to the consumer relief fund, $60.4 million of which is the responsibility of former owners of certain servicing portfolios acquired by Ocwen, pursuant to indemnification and loss sharing provisions in the applicable agreements;

•
A commitment by Ocwen to continue its principal forgiveness modification programs to delinquent and underwater borrowers, including underwater borrowers at imminent risk of default, in an aggregate amount of at least $2.0 billion over three years.

On December 22, 2014, Ocwen announced that it had reached a settlement agreement with the NY DFS related to investigations into Ocwen's mortgage servicing practices in the State of New York. According to Ocwen's disclosure, the key elements of the settlement are as follows:

•	Payment of $100 million to the NY DFS to be used by the State of New York for housing, foreclosure relief and community redevelopment programs;

•	Payment of $50 million as restitution to certain New York borrowers;

•
Installation of a NY DFS Operations Monitor to review and assess the adequacy and effectiveness of Ocwen's operations for a period of two years, which may be extended another twelve months at the option of the NY DFS;

•	Requirements that Ocwen will not share any common officers or employees with any related party and will not share risk, internal audit or vendor oversight functions with any related party;

•	Requirements that certain Ocwen employees, officers and directors be recused from negotiating or voting to approve certain transactions with a related party;

•	Resignation of Ocwen's Chairman of the Board from the Board of Directors of Ocwen and at related companies, including HLSS; and

•	Restrictions on Ocwen's ability to acquire new mortgage servicing rights.

On January 23, 2015, Ocwen announced that it had reached a settlement with the CA DBO in relation to an action dated October 3, 2014 in the State of California. According to Ocwen's disclosure, the key elements of the agreement are as follows:

•	Payment of $2.5 million;

•	Engagement of an independent auditor to assess Ocwen’s compliance with laws and regulations impacting California borrowers for a period of at least two years; and

•
Prevention of Ocwen from acquiring additional mortgage servicing rights for loans secured in the State of California until the CA DBO is satisfied that Ocwen can satisfactorily respond to the requests for information and documentation made in the course of a regulatory exam.

According to Ocwen's public disclosure, on April 28, 2014, Ocwen received a letter from the staff of the New York Regional Office of the SEC informing Ocwen that the SEC was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 22, 2014 surrender of certain options to purchase its common stock by Mr. Erbey, its former Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. On June 12, 2014, Ocwen received a subpoena from the SEC requesting production of various documents relating to its business dealings with HLSS, Altisource, AAMC and Residential and the interests of its directors and executive officers in these companies. Ocwen has also disclosed that it received an additional subpoena from the SEC related to its amendments to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Regulatory action against Ocwen could increase our financing costs or operating expenses, reduce our revenues or otherwise adversely affect our business, liquidity profitability.

Regulatory actions regarding our servicers' or subservicers' servicing practices could impact our liquidity and profitability.

According to Ocwen's public disclosure, on April 28, 2014, Ocwen received a letter from the staff of the New York Regional Office of the SEC informing Ocwen that the SEC was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 22, 2014 surrender of certain options to purchase its common stock by Mr. Erbey, its former Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. On June 12, 2014, Ocwen received a subpoena from the SEC requesting production of various documents relating to its business dealings with HLSS, Altisource, AAMC and Residential and the interests of its directors and executive officers in these companies. Ocwen has also disclosed that it received an additional subpoena from the SEC related to its amendments to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Governmental bodies may further restrict our transactions with related parties or institute policies that adversely affect our servicers' business, which could increase our operating expenses, reduce our revenues or otherwise adversely affect our business, financial condition, results of operations and ability to grow.

Our business strategy, including our asset purchase strategy, may be affected by regulatory considerations. The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential mortgage servicing. Our success in part depends on our ability to purchase additional Residential Mortgage Assets and engage mortgage servicers to service these assets. If regulators restrict any aspect of our or our servicers' business strategy, including Ocwen’s ability to transact business with us, we may be required to alter our strategy, which could include revisions to our Residential Mortgage Asset purchase plans or changes with respect to our mortgage servicing arrangements.

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

A sale of Residential Mortgage Assets or other assets could be re-characterized in an Ocwen bankruptcy proceeding as a financing secured by such Residential Mortgage Assets. We believe that Ocwen’s transfer to us of Residential Mortgage Assets and any other asset transferred pursuant to the Purchase Agreement constitutes a sale of such assets, in which case such assets would not be part of Ocwen’s bankruptcy estate. Ocwen (as debtor-in-possession in the bankruptcy proceeding), a bankruptcy trustee appointed in Ocwen’s bankruptcy proceeding, or any other party in interest, however, might assert in a bankruptcy proceeding that Residential Mortgage Assets or any other assets transferred to us pursuant to the Purchase Agreement were not sold to us but were instead pledged to us as security for Ocwen’s obligation to repay amounts paid by us to Ocwen pursuant to the Purchase Agreement. If such assertion were successful, all or part of the Residential Mortgage Assets or any other asset transferred to us pursuant to the Purchase Agreement would constitute property of the bankruptcy estate of Ocwen, and our rights against Ocwen would be those of a secured creditor with a lien on such assets. Under such circumstances, cash proceeds generated from our collateral would constitute “cash collateral” under the provisions of the U.S. bankruptcy laws. Under U.S. bankruptcy laws, Ocwen could not use our cash collateral without either (a) our consent or (b) approval by the bankruptcy court, subject to providing us with "adequate protection" under the U.S. bankruptcy laws. In addition, under such circumstances, an issue could arise as to whether certain of these assets generated after the commencement of the bankruptcy proceeding would constitute after-acquired property excluded from our lien pursuant to the U.S. bankruptcy laws.

If such a recharacterization occurs, the validity or priority of our security interest in the Residential Mortgage Assets or other assets could be challenged in a bankruptcy proceeding of Ocwen. If the purchases pursuant to the Purchase Agreement are recharacterized as secured financings as set forth above, we nevertheless created and perfected security interests with respect to the Residential Mortgage Assets and other assets that we have purchased from Ocwen to date by including a pledge of collateral in the Purchase Agreement and filing financing statements in appropriate jurisdictions. We will undertake to properly create and perfect security interests in any additional Residential Mortgage Assets and other assets that we may purchase from Ocwen in the future. Nonetheless, our security interests may be challenged and ruled unenforceable or ineffective by a bankruptcy court. If this were to occur, then Ocwen’s obligations to us with respect to purchased Residential Mortgage Assets and other assets would be deemed unsecured obligations, payable from unencumbered assets to be shared among all of Ocwen’s unsecured creditors. In addition, even if the security interests are found to be valid and enforceable, if a bankruptcy court determines that the value of the collateral is less than Ocwen’s underlying obligations to us, the difference between such value and the total amount of such obligations will be deemed an unsecured “deficiency” claim and the same result will occur with respect to such unsecured claim.

In addition, even if the security interest is found to be valid and enforceable, Ocwen would have the right to use the proceeds of our collateral subject to either (a) our consent or (b) approval by the bankruptcy court, subject to providing us with “adequate protection” under U.S. bankruptcy laws. Ocwen also would have the ability to confirm a chapter 11 plan over our objections if the plan complied with the “cramdown” requirements under U.S. bankruptcy laws.

If the sale of Residential Mortgage Assets or other assets is recharacterized as a secured financing, payments made by Ocwen to us prior to Ocwen commencing its bankruptcy proceeding could be challenged and subject to recovery as preferential transfers. If Ocwen were to become the subject of a bankruptcy proceeding under the United States Bankruptcy Code, there is a recharacterization as set forth above and our security interests are declared unenforceable, ineffective or subordinated, payments previously made by Ocwen to us pursuant to the Purchase Agreement may be recoverable on behalf of the bankruptcy estate as preferential transfers. A payment could constitute a preferential transfer under U.S. bankruptcy laws if the bankruptcy court were to find that the payment was a transfer of an interest of property of Ocwen that:

•	Was made to or for the benefit of a creditor;

•	Was for or on account of an antecedent debt owed by Ocwen before that transfer was made;

•	Was made while Ocwen was insolvent (a company is presumed to have been insolvent on and during the 90 days preceding the date the company’s bankruptcy petition was filed);

•	Was made on or within 90 days (or if we are determined to be a statutory insider, on or within one year) before Ocwen’s bankruptcy filing;

•	Permitted us to receive more than we would have received in a chapter 7 liquidation case of Ocwen under U.S. bankruptcy laws; and

•	Was a payment as to which none of the statutory defenses to a preference action apply.

If the bankruptcy court were to determine that any payments were avoidable as preferential transfers, we would be required to return such payments to Ocwen’s bankruptcy estate and would have an unsecured claim against Ocwen with respect to such returned amounts.

Payments made to us by Ocwen, or obligations incurred by Ocwen to us, could be challenged as fraudulent conveyances.  Ocwen (as debtor-in-possession in the bankruptcy proceeding), a bankruptcy trustee appointed in Ocwen’s bankruptcy proceeding, or another party in interest could also claim that Ocwen’s transfer to us of Residential Mortgage Assets or other assets or Ocwen’s agreement to incur obligations to us under the Purchase Agreement was a fraudulent conveyance. Under U.S. bankruptcy laws and similar state insolvency laws, transfers made or obligations incurred could be voided if Ocwen, at the time it made such transfers or incurred such obligations: (a) received less than reasonably equivalent value or fair consideration for such transfer or incurrence and (b) either (i) was insolvent at the time of, or was rendered insolvent by reason of, such transfer or incurrence; (ii) was engaged in, or was about to engage in, a business or transaction for which the assets remaining with Ocwen were an unreasonably small capital; or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature. If any transfer or incurrence is determined to be a fraudulent conveyance, Ocwen (as debtor-in-possession in the bankruptcy proceeding) or a bankruptcy trustee on Ocwen’s behalf would be entitled to recover such transfer or to avoid the obligation previously incurred.

The Purchase Agreement could be rejected in an Ocwen bankruptcy proceeding. Ocwen (as debtor-in-possession in the bankruptcy proceeding) or a bankruptcy trustee appointed in Ocwen’s bankruptcy proceeding could seek to reject the Purchase Agreement and thereby terminate Ocwen's obligation to service the Residential Mortgage Assets, attempt to stop transferring to us the Residential Mortgage Assets and any other asset transferred pursuant to the Purchase Agreement, and terminate our right to acquire additional assets under the Purchase Agreement and our right to require Ocwen to use commercially reasonable efforts to transfer servicing. If the bankruptcy court approved the rejection, we would have a claim against Ocwen for any damages from the rejection.

A bankruptcy court could stay a transfer of servicing to another servicer. Our ability to require Ocwen to use commercially reasonable efforts to transfer servicing rights to a new servicer would be subject to the automatic stay in Ocwen’s bankruptcy proceeding. To enforce this right, we would have to seek relief from the bankruptcy court to lift such stay, and there is no assurance that the bankruptcy court would grant this relief.

Ocwen could discontinue servicing. If Ocwen were to file or to become the subject of a bankruptcy proceeding under the United States Bankruptcy Code, Ocwen could be terminated as servicer (with bankruptcy court approval) or could discontinue servicing, in which case there is no assurance that we would be able to continue receiving payments and transfers in respect of the Residential Mortgage Assets and other assets purchased under the Purchase Agreement. Even if we were able to obtain the servicing rights, because we will not have and in the future do not expect to have the employees, servicing platforms, or technical resources necessary to service mortgage loans, we would need to either engage an alternate servicer (which may not be readily available on acceptable terms or at all) or negotiate a new servicing agreement with Ocwen, which presumably would be on less favorable terms to us. Any engagement of an alternate servicer by us would require the approval of the related RMBS trustees.

The automatic stay under the United States Bankruptcy Code may prevent the ongoing receipt of servicing fees or other amounts due. Even if we are successful in arguing that we own Residential Mortgage Assets and other assets purchased under the Purchase Agreement, we may need to seek relief in the bankruptcy court to obtain turnover and payment of amounts relating to such assets, and there may be difficulty in recovering payments in respect of such assets that may have been commingled with other funds of Ocwen.

A bankruptcy of Ocwen defaults our advance financing facilities and negatively impacts our ability to continue to purchase servicing advances. If Ocwen were to file or to become the subject of a bankruptcy proceeding, it will result in an event of default under our advance financing facilities that would terminate the revolving period of such facilities. In this scenario, our advance financing facilities would not have the ability to continue funding the purchase of servicing advances under the Purchase Agreement. Notwithstanding this inability to fund, Ocwen may try to force us to continue making such purchases. Although we may have contractual and legal arguments in response, there is a risk that such arguments would not be successful. If it is determined that we are in breach of our obligation to purchase servicing advances, any claims that we may have against Ocwen may be subject to offset against claims Ocwen may have against us by reason of this breach.

Any of the foregoing events might have a material adverse effect on our financial condition or operating results.

Ocwen has triggered termination events or events of default under some PSAs underlying the Rights to MSRs, and the parties to the related securitization transactions could enforce their rights against Ocwen as a result.

If a servicer termination event or event of default occurs under a PSA, the servicer may be terminated without any right to compensation for its loss from the trustee for the securitization trust, other than the right to be reimbursed for any outstanding servicing advances as the related loans are brought current, modified, liquidated or charged off. So long as we are in compliance with our obligations under our servicing agreements and purchase agreements, if Ocwen is terminated as servicer, we will have the right to receive an indemnification payment from Ocwen as servicer, even if such termination related to servicer termination events or events of default existing at the time of any transaction with Ocwen, including with respect to those servicer termination events or events of default that have been triggered in PSAs underlying the mortgage servicing rights as of December 31, 2014. If Ocwen is terminated as servicer with respect to a PSA and we are unable to enforce our contractual rights against Ocwen or Ocwen is unable to make any resulting indemnification payments to us, if any, it may have a material adverse effect on our operating results and our ability to pay dividends, our financing arrangements, including our advance financing facilities, and may make it more difficult for us to acquire additional mortgage servicing rights in the future.

On January 23, 2015, Gibbs & Bruns LLP, on behalf of its clients, issued a press release regarding the RMBS Notices provided to various trustees in relation to Ocwen’s servicing practices under 119 residential mortgage-backed securities trusts.

On January 29, 2015, Moody’s downgraded Ocwen’s SQ assessment from SQ3+ to SQ3- as a primary servicer of subprime residential loans and as a special servicer of residential mortgage loans. During February 2015, Fitch Ratings downgraded Ocwen's residential primary servicer rating for subprime products from “RPS3” to “RPS4,” and Morningstar downgraded its rating to “MOR RS3.”

Servicing issues in our portfolio of Loans held for investment could adversely impact our claims against FHA insurance and result in our reliance on servicer indemnifications which could increase the risk of losses.

We rely on our servicers to service our GNMA EBO loans in a manner that supports our ability to make claims to the FHA for shortfalls on these loans. If servicing issues result in the curtailment of FHA insurance claims, we will only have recourse against the servicer for any shortfall. If the servicer is unable to make indemnification payments owed to us under this circumstance, we could incur losses.

We do not have legal ownership of our acquired mortgage servicing rights.

We do not have legal ownership of mortgage servicing rights underlying our Rights to MSRs and are subject to increased risks as a result of the servicer continuing to own the mortgage servicing rights. The validity or priority of our interest in the underlying mortgage servicing could be challenged in a bankruptcy proceeding of the servicer, and the related purchase agreement could be rejected in such proceeding. See “ – A bankruptcy of Ocwen could adversely affect our business ” for an additional discussion of this risk to the Company.

We have received subpoenas from the Securities and Exchange Commission regarding our previously announced restatement of our financial statements and regarding communications with certain investors.

In August 2014, we restated our consolidated financial statements for the quarter ended March 31, 2014, and for the years ended December 31, 2013 and 2012, including the quarterly periods within those years, to correct the valuation and the related effect on amortization of our Notes receivable – Rights to MSRs that resulted from a material weakness in our internal control over financial reporting, which has since been remediated.

On September 15, 2014 we received a subpoena from the SEC requesting that we provide certain information related to our prior accounting conventions for and valuations of our Notes receivable – Rights to MSRs that resulted in the restatement. On December 22, 2014 we received a supplemental subpoena from the SEC requesting that we provide information related to certain governance documents and transactions and select communications in respect of the same.

On March 23, 2015, the Company received a subpoena from the SEC requesting that it provide information concerning communications between the Company and certain investment advisors and hedge funds. The SEC also requested documents relating to the Company’s structure, certain governance documents and any investigations or complaints connected to trading in the Company’s securities.

We cannot guarantee that we will not receive further regulatory inquiries or be subject to litigation regarding the subject matter of the subpoenas or matters relating thereto or that the existing inquiries, or, should they occur, any future regulatory inquiries or litigation, will not consume internal resources, result in additional legal and consulting costs or negatively impact our stock price.

We are a Cayman Islands exempted company and, because judicial precedent regarding the rights of shareholders is more limited under Cayman Islands law than under U.S. law, you may have less protection of your shareholder rights than you would under U.S. law.

Our corporate affairs are governed by Cayman Islands law and our Articles of Association. The rights of shareholders to take action against our directors, the rights of minority shareholders to institute actions and the fiduciary responsibilities of our directors to us are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the latter of which has persuasive, but not binding, authority on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in the United States. In particular, the Cayman Islands has a less developed body of securities law than the United States and provides less protection to investors. The laws of the Cayman Islands provide only limited circumstances under which shareholders of companies may bring derivative actions and do not afford appraisal rights to dissenting shareholders in the form typically available to shareholders of a U.S. corporation other than in limited circumstances in relation to certain mergers.

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

We are a Cayman Islands exempted company, and it may be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, the courts of the Cayman Islands may not recognize or enforce judgments of U.S. courts against us or our directors and officers predicated upon the civil liability provisions of the securities laws of the U.S. or any state. Furthermore, Cayman Islands courts may not be willing or able to hear original actions brought in the Cayman Islands against us or our directors and officers predicated upon the securities laws of the U.S. or any state. As a result of the difficulty associated with enforcing a judgment against us, you may not be able to collect any damages awarded by a U.S. court.

The Company and certain of its current and former officers and directors were named as parties in class action and derivative lawsuits, which could be costly, protracted, divert management’s attention and harm our business.

Three putative class action lawsuits have been filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York entitled: (i) Oliveira v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-652 (S.D.N.Y.), filed on January 29, 2015; (ii) Berglan v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-947 (S.D.N.Y.), filed on February 9, 2015; and (iii) W. Palm Beach Police Pension Fund v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-1063 (S.D.N.Y.), filed on February 13, 2015. These three lawsuits are collectively referred to as the “New York Actions.”

The New York Actions name as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President, and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The New York Actions assert causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain public disclosures made by the Company relating to our relationship with Ocwen. These actions allege that HLSS misled investors by failing to disclose, among other things, the extent of HLSS’s dependence on Ocwen, information regarding governmental investigations of Ocwen’s business practices, and the Company’s own purportedly inadequate internal controls. The Company intends to vigorously defend the New York Actions.

Two shareholder derivative actions have been filed purportedly on behalf of Ocwen Financial Corporation naming as defendants the Company and certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey, entitled (i) Sokolowski v. Erbey, et al., No. 9:14-CV-81601 (S.D. Fla.), filed on December 24, 2014 (the “Sokolowski Action”), and (ii) Mocavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.), filed on March 20, 2015 (collectively, with the Sokolowski Action, the “Ocwen Derivative Actions”). The original complaint in the Sokolowski Action named as defendants certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey. On February 11, 2015, plaintiff in the Sokolowski Action filed an amended complaint naming additional defendants, including HLSS. The Ocwen Derivative Actions assert a cause of action for aiding and abetting certain alleged breaches of fiduciary duty under Florida law against HLSS and others, and claim that HLSS (i) substantially assisted Ocwen’s alleged wrongful conduct by purchasing Ocwen’s mortgage servicing rights and (ii) received improper benefits as a result of its business dealings with Ocwen due to Mr. Erbey’s purported control over both HLSS and Ocwen. Additionally, the Sokolowski Action asserts a cause of action for unjust enrichment against HLSS and others. The Company intends to vigorously defend the Ocwen Derivative Actions.

On March 11, 2015, plaintiff David Rattner filed a shareholder derivative action purportedly on behalf of the Company entitled Rattner v. Van Vlack, et al., No. 2015CA002833 (Fla. Palm Beach Cty. Ct.) (the “HLSS Derivative Action”). The lawsuit names as defendants HLSS directors John P. Van Vlack, Robert J. McGinnis, Kerry Kennedy, Richard J. Lochrie, and David B. Reiner (collectively, the “Director Defendants”), New Residential Investment Corp., and Hexagon Merger Sub, Ltd. The HLSS Derivative Action alleges that the Director Defendants breached their fiduciary duties of due care, diligence, loyalty, honesty, and good faith, and the duty to act in the best interests of the Company under Cayman law and claims that the Director Defendants approved a proposed merger with New Residential Investment Corp. that (i) provided inadequate consideration to the Company’s shareholders, (ii) included unfair deal protection devices, (iii) and was the result of an inadequate process due to conflicts of interest. The Company intends to vigorously defend the HLSS Derivative Action.

Risks Related to Taxation

We expect to be treated as a PFIC for U.S. federal income tax purposes which could subject U.S. taxpayers to adverse U.S. federal income tax consequences.

We expect that we and our subsidiary, Luxco 1B , have been and will be treated as PFICs for U.S. federal income tax purposes. A PFIC generally is a foreign corporation if either at least (i) 75% of its gross income is “passive income,” or (ii) 50% of the gross value of its assets is attributable to assets that produce, or are held for the production of, passive income. The determination whether any corporation was, or will be, a PFIC for a taxable year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether any corporation will be a PFIC for any taxable year depends on the assets and income of such corporation over the course of each such taxable year and, as a result, generally cannot be determined until the close of the taxable year in question. Accordingly there can be no assurance that the U.S. Internal Revenue Service (“IRS”) will not challenge any determination made by us or one of our subsidiaries concerning its PFIC status. If the IRS were to successfully assert that any of our foreign subsidiaries other than Luxco 1B had been PFICs, then the U.S. federal income tax consequences of the disposition of your indirect ownership interest in such foreign subsidiary would be similar to the consequences described below with respect to your indirect ownership of Luxco 1B.

Subject to the discussion below regarding the mark-to-market election with respect to our ordinary shares, if you are a U.S. taxpayer and have not had a Qualified Electing Fund (“QEF”) election in effect for your entire holding period with respect to us and/or Luxco 1B, you may be subject to adverse U.S. federal income tax consequences, including (1) deferred tax at ordinary income tax rates, and interest charges, with respect to certain distributions on our ordinary shares, any gain realized on a disposition of our ordinary shares or your indirect interest in Luxco 1B (including as a result of the Asset Sale) and certain other events and (2) a capital loss with respect to the disposition of our ordinary shares (including pursuant to the New Merger Agreement or the Liquidation Plan). The effect of these adverse U.S. federal income tax consequences could be material to you.

If you are a U.S. taxpayer and made a valid, timely QEF election for us and Luxco 1B, you will not be subject to the foregoing adverse U.S. federal income tax consequences, but you could recognize taxable income as a result of the Asset Sale, or by reason of certain actions taken by NRZ or its affiliates following the consummation of the Asset Sale, that increase our or Luxco 1B’s earnings for the taxable year of the Asset Sale. Such taxable income may not be able to be offset by any corresponding capital loss with respect to your disposition of our ordinary shares (including pursuant to the New Merger Agreement or the Liquidation Plan), because of differences in the character of such income or gain and/or the potential for the recognition of such loss for U.S. federal income tax purposes to be delayed beyond the close of the taxable year in which the Asset Sale occurs. We (or, following the New Merger, NRZ) will provide or cause to be provided such information to all electing shareholders needed to make or maintain a QEF election with respect to us and Luxco 1B. Prior to the consummation of the New Merger, the Purchase Agreement requires that NRZ provide us with information necessary for us to continue providing such information.

If you are a U.S. taxpayer and made a valid, timely mark-to-market election with respect to our ordinary shares, you will recognize as ordinary income or loss in each year that we are a PFIC an amount equal to the difference between your basis in our ordinary shares and the fair market value of the ordinary shares, thus also possibly giving rise to phantom income and a potential out-of-pocket tax liability. Ordinary loss generally is recognized only to the extent of net mark-to-market gains previously included in income. The mark-to-market election is not available with respect to your indirect interest in Luxco 1B.

Distributions that we pay to individual U.S. taxpayers will not be eligible for taxation at reduced rates.

Distributions made to a U.S. taxpayer that is an individual will not be eligible for taxation at reduced tax rates generally applicable to dividends paid by certain U.S. corporations and “qualified foreign corporations.” We intend for distributions to our shareholders of the proceeds of the Asset Sale and the disposition of the NRZ Shares to be treated as amounts received in respect of a sale of exchange of their interest in our ordinary shares stock; however, there is no assurance that the IRS will respect such treatment.

If our ownership of servicing rights were treated as engaged in a trade or business in the United States, we would become subject to U.S. federal income taxation which could adversely affect our business and result in decreased cash available for distribution to our shareholders.

The IRS could assert that we are engaged in a U.S. trade or business pertaining to the ownership of mortgage servicing rights. If, contrary to our expectations, our ownership of mortgage servicing rights is treated as being engaged in a trade or business in the United States, we would be subject to additional U.S. federal income taxation on a substantial portion of our Net income, which would adversely affect our business and result in decreased cash available for distribution to our shareholders. More specifically, if we are treated as engaged in a trade or business in the United States, the portion of our Net income, if any, that was “effectively connected” with such trade or business would be subject to U.S. federal income taxation at a maximum rate of 35% as opposed to our expectation that only the income of our U.S. subsidiaries will be subject to U.S. federal income tax. In such case, gain recognized by us pursuant to the Asset Sale could be subject to such treatment. In addition, we would be subject to the U.S. federal branch profits tax on our effectively connected earnings and profits at a rate of 30%.

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

Changes to foreign tax treaties upon which we rely or adverse decisions or actions by tax authorities could result in additional tax liabilities in the U.S. or abroad, which would reduce our profitability.

Certain of our subsidiaries are subject to U.S. or foreign income taxes. Judgment is required in determining the likelihood of a tax authority upholding our tax position and in calculating our provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we engage tax specialists to develop our corporate tax strategy, a U.S. or foreign tax authority may make an adverse determination in relation to our positions and may levy additional taxes, impose interest or penalties or bring litigation against us.

In accordance with U.S. GAAP, we recognize income tax benefits, net of required valuation allowances. Although we believe our tax estimates are reasonable, the final determination of any tax audits or any related litigation arising from such an audit could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect could impact our income tax provision and Net income in the period or periods for which that determination is made.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our registered offices are located in the Cayman Islands c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9005, Cayman Islands. We lease office space from Ocwen. We occupy the following locations, for which we are in the process of negotiating new leases: 1661 Worthington Road, West Palm Beach, Florida 33409, and 1525 South Belt Line Road, Coppell, Texas 75019.

ITEM 3.	LEGAL PROCEEDINGS

See Part II, Item 8, “Financial Statements and Supplementary Data – Note 18, Commitments and Contingencies," for information regarding legal contingencies.

ITEM 4.	MINE SAFETY DISLCOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S ORDINARY SHARES, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of the Company’s Ordinary Shares

The ordinary shares of Home Loan Servicing Solutions, Ltd. began trading on The NASDAQ Global Select Market on February 29, 2012, and are traded under the symbol “HLSS”. The following tables set forth the high and low closing sales prices for our ordinary shares for the periods indicated:

2014	High	Low
First Quarter	$23.08	$19.47
Second Quarter	$23.10	$21.03
Third Quarter	$23.38	$20.38
Fourth Quarter	$22.01	$17.29

2013	High	Low
First Quarter	$24.06	$19.00
Second Quarter	$24.37	$22.20
Third Quarter	$25.41	$22.00
Fourth Quarter	$23.90	$21.50

2012	High	Low
First Quarter	$14.00	$12.80
Second Quarter	$14.00	$13.18
Third Quarter	$16.50	$13.29
Fourth Quarter	$19.82	$16.33

The closing price of our ordinary shares on April 2, 2015 was $17.32.

The following graph compares the cumulative total return on the ordinary shares of HLSS since the time our shares started trading, February 29, 2012, with the cumulative total return on the stocks included in the Russell 2000 Market Index and S&P 500 Diversified Financials Market Index.

Purchases of Ordinary Shares by the Issuer and Affiliates

We did not purchase any of our ordinary shares during 2014, 2013 or 2012.

Number of Holders of Ordinary Shares

At March 2, 2015, 71,016,771 shares of our ordinary shares were outstanding and held by approximately 16,170 holders of record.

Dividend Policy

Concurrently with the execution of the NRZ Purchase Agreement, our Board of Directors adopted and approved the Liquidation Plan, pursuant to which we will (1) cease our business activities other than such activities that are necessary to carry out the provisions of the Liquidation Plan, (2) pay or make adequate provision for operating expenses expected to be incurred through the completion of the Liquidation Plan, and (3) distribute to our shareholders in one or more distributions, (a) the cash received by the Company in the Asset Sale and the net proceeds from the sale of NRZ common stock received by the Company in the Asset Sale, less (b) amounts used to pay the liabilities of the Company and less a reserve in the amount of $50 million that will be held by the Company at the discretion of the Board to ensure that the Company will be able to meet known and unknown liabilities up to the date of the consummation of the transactions contemplated by the New Merger or, if the transactions contemplated by the New Merger are not consummated, the date of the final liquidating distribution after settlement of the liabilities and to ensure that the Company has available resources in the event that it is necessary to enforce against third parties any contractual or other rights of the Company or its officers or directors. If the New Merger is consummated, our shares will be converted automatically into the right to the Merger Consideration.  If the New Merger is not consummated and post-closing expenses and liabilities do not exceed $50 million, it is anticipated that a further cash distribution will be made to shareholders.

Cash Dividends Paid

During 2014 we paid an aggregate of $139,193 in cash dividends or $1.96 per ordinary share. During 2014 we declared the following dividends:

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

The following tables present selected consolidated financial information of HLSS and its subsidiaries at the dates and for the years indicated. Our historical balance sheet and operations data at and for the five years ended December 31 are derived from our audited financial statements. The selected consolidated financial information should be read in conjunction with the information we provided in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Selected Balance Sheet Data

At December 31,	2014	2013	2012	2011	2010
Cash	$210,009	$87,896	$76,048	$283	$300
Match funded advances	6,121,595	6,387,781	3,098,198	—	—
Notes receivable – Rights to MSRs	614,465	633,769	296,451	—	—
Loans held for investment	815,663	—	—	—	—
Other assets	376,367	201,226	107,362	2,860	14
Total assets	$8,138,099	$7,310,672	$3,578,059	$3,143	$314

Match funded liabilities	$5,624,088	$5,715,622	$2,690,821	$—	$—
Other borrowings	1,182,328	343,386	—	—	—
Dividends payable	12,783	10,653	6,706	—	—
Other liabilities	27,621	24,564	7,153	3,134	32
Total liabilities	6,846,820	6,094,225	2,704,680	3,134	32

Total equity	1,291,279	1,216,447	873,379	9	282

Total liabilities and equity	$8,138,099	$7,310,672	$3,578,059	$3,143	$314

Selected Operations

For the years ended December 31,	2014	2013	2012	2011	2010
Revenue:
Interest income – notes receivable – Rights to MSRs	$361,060	$235,826	$47,445	$—	$—
Interest income – other	36,446	2,195	109	—	—
Related party revenue	1,843	1,811	2,316	—	—
Other revenue	402	—	—	—	—
Total revenue	399,751	239,832	49,870	—	—

Operating expenses	18,453	11,870	6,150	273	18

Income (loss) from operations	381,298	227,962	43,720	(273)	(18)

Other expense
Interest expense	163,698	110,071	24,057	—	—
Total other expense	163,698	110,071	24,057	—	—

Income (loss) before income taxes	217,600	117,891	19,663	(273)	(18)
Income tax expense	636	234	46	—	—
Net income (loss)	$216,964	$117,657	$19,617	$(273)	$(18)

Earnings (loss) per share
Basic	3.05	1.83	1.14	(13.66)	(13.18)

Diluted	3.05	1.83	1.14	(13.66)	(13.18)

Weighted average ordinary shares outstanding
Basic	71,016,771	64,132,383	17,230,858	20,000	1,334
Diluted	71,020,808	64,132,383	17,230,858	20,000	1,334

Dividends declared per share	1.99	1.70	1.45	—	—

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data and unless otherwise indicated)

Introduction

The following discussion of our results of operations, changes in financial condition and liquidity should be read in conjunction with our Consolidated Financial Statements and the related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Recent Developments

Ocwen has been and is subject to certain federal and state regulatory matters and other challenges and uncertainties associated with its business.

We are dependent on Ocwen as the subservicer for the Notes receivable – Rights to MSRs, and Ocwen’s servicing practices may impact the value of certain of our assets. We may be adversely impacted:

•	By regulatory actions taken against Ocwen;

•	By a default by Ocwen under its debt agreements;

•	By further downgrades in Ocwen's servicer rating;

•	If Ocwen fails to ensure its servicing advances comply with the terms of its PSAs;

•	If Ocwen were terminated as servicer under certain PSAs;

•	If Ocwen becomes subject to a bankruptcy proceeding; or

•
If Ocwen fails to meet its obligations or is deemed to be in default under the indenture governing Notes issued by the HSART Trust, including the allegations of certain events of default related to the Ocwen servicer downgrade and other regulatory matters by BlueMountain.

A summary of such matters, the related impact on our business and the Company's plan to address such matters are as follows.

Ocwen Regulatory Matters

Ocwen has publicly announced that, on December 19, 2013, Ocwen reached an agreement involving the CFPB, various state attorneys general and other agencies that regulate the mortgage servicing industry, which agreement was approved by consent judgment by the U.S. District Court for the District of Columbia on February 26, 2014. According to Ocwen's disclosure, the key elements of the agreement are as follows:

•	A commitment by Ocwen to service loans in accordance with specified servicing guidelines and to be subject to oversight by an independent national monitor for three years;

•
A payment of $127.3 million to a consumer relief fund to be disbursed by an independent administrator to eligible borrowers. In May 2014, Ocwen satisfied this obligation with regard to the consumer relief fund, $60.4 million of which is the responsibility of former owners of certain servicing portfolios acquired by Ocwen pursuant to indemnification and loss sharing provisions in the applicable agreements; and

•	A commitment by Ocwen to continue its principal forgiveness modification programs to delinquent and underwater borrowers in an aggregate amount of $2.0 billion over three years.

On December 22, 2014, Ocwen announced that it had reached a settlement agreement with the NY DFS related to investigations into Ocwen's mortgage servicing practices in the State of New York. According to Ocwen's disclosure, the key elements of the agreement are as follows:

•	Payment of $100 million to the NY DFS to be used by the State of New York for housing, foreclosure relief and community redevelopment programs;

•	Payment of $50 million as restitution to certain New York borrowers;

•
Installation of a NY DFS Operations Monitor to review and assess the adequacy and effectiveness of Ocwen's operations for a period of two years, which may be extended another twelve months at the option of the NY DFS;

•	Requirements that Ocwen will not share any common officers or employees with any related party and will not share risk, internal audit or vendor oversight functions with any related party;

•	Requirements that certain Ocwen employees, officers and directors be recused from negotiating or voting to approve certain transactions with a related party;

•	Resignation of Ocwen's Chairman of the Board from the Board of Directors of Ocwen and at related companies, including HLSS; and

•	Restrictions on Ocwen's ability to acquire new mortgage servicing rights.

On January 23, 2015, Ocwen announced that it had reached a settlement agreement with the CA DBO in relation to an action dated October 3, 2014, in the State of California. According to Ocwen's disclosure, the key elements of the agreement are as follows:

•	Payment of $2.5 million;

•	Engagement of an independent auditor to assess Ocwen’s compliance with laws and regulations impacting California borrowers for a period of at least two years; and

•
Prevention of Ocwen from acquiring additional mortgage servicing rights for loans secured in the State of California until the CA DBO is satisfied that Ocwen can satisfactorily respond to the requests for information and documentation made in the course of a regulatory exam.

According to Ocwen's public disclosure, on April 28, 2014, Ocwen received a letter from the staff of the New York Regional Office of the SEC informing Ocwen that the SEC was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 22, 2014 surrender of certain options to purchase its common stock by Mr. Erbey, its former Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. On June 12, 2014, Ocwen received a subpoena from the SEC requesting production of various documents relating to its business dealings with HLSS, Altisource, Altisource Asset Management Corporation AAMC and Residential and the interests of its directors and executive officers in these companies. Ocwen has also disclosed that it received an additional subpoena from the SEC related to its amendments to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Other Ocwen Matters

S&P, Moody’s, Fitch and Morningstar rate Ocwen as a mortgage servicer. Each of these rating agencies has downgraded Ocwen’s servicer rating within the last six months. On January 29, 2015, Moody’s downgraded Ocwen’s SQ assessment from “SQ3+” to “SQ3-” as a primary servicer of subprime residential loans and as a special servicer of residential mortgage loans. During February 2015, Fitch downgraded Ocwen's residential primary servicer rating for subprime products from “RPS3” to “RPS4,” and Morningstar downgraded its rating to “MOR RS3.” Three of these rating agencies currently have Ocwen’s ratings outlook as “negative” or “on review for downgrade.” Additionally, Ocwen is subject to quantitative and qualitative agency servicer rating criteria which may have subjective interpretations. Certain of our advance financing facilities require that our servicers or subservicers maintain specified servicer ratings, and failure by our servicers or subservicers to maintain the minimum rating could result in adverse adjustments to our advance rates, liquidity and profitability. Failure to maintain minimum or specified ratings could adversely affect dealings with contractual counterparties, including GSEs and regulators. In addition, some PSAs also require that the servicer or subservicer maintain specified servicer ratings. The failure to maintain the specified rating could result in the termination of the servicer under such PSAs. If Ocwen is terminated as servicer, and if Ocwen is unable to make any applicable indemnification payments owed to us, we could lose a substantial portion or all of the value of the related Notes receivable – Rights to MSRs (see discussion of the BlueMountain allegations that follow).

During February and March 2015, Ocwen received two notices of servicer termination affecting four separate PSAs underlying our Notes receivable – Rights to MSRs due to servicer rating downgrades. While we believe the financial impact of the termination of servicing under these four PSAs would be immaterial to our overall financial condition, Ocwen could be subject to further terminations as a result of its failure to maintain required minimum servicer ratings, which could have an adverse effect on our business, financing activities, financial condition and results of operations.

Additionally, if Ocwen fails to ensure its servicing advances comply with the terms of the PSAs, then any such improperly made servicing advances may not be eligible for financing under our advance financing facilities and/or may not be reimbursable by the related securitization trusts or other owners of the mortgage loans. Ocwen may be unwilling or unable to make indemnification payments for losses we incur related to unrecoverable advances.

Our advance financing facilities and certain Other borrowings have cross default provisions to Ocwen’s senior secured term facility, and there may occur an event of default under Ocwen's senior secured debt facility.

If Ocwen becomes subject to a bankruptcy proceeding, our business could be materially and adversely impacted by potential court rulings or other actions or events, including, but not limited to, the following:

•
A sale of Residential Mortgage Assets or other assets could be re-characterized in an Ocwen bankruptcy proceeding as a financing secured by such Residential Mortgage Assets. If such a recharacterization occurs, the validity or priority of our security interest in the Residential Mortgage Assets or other assets could be challenged in a bankruptcy proceeding of Ocwen. If the sale of Residential Mortgage Assets or other assets is recharacterized as a secured financing, payments made by Ocwen to us prior to Ocwen commencing its bankruptcy proceeding could be challenged and subject to recovery as preferential transfers;

•	Payments made to us by Ocwen, or obligations incurred by Ocwen to us, could be challenged as fraudulent conveyances;

•	The Purchase Agreement could be rejected in an Ocwen bankruptcy proceeding;

•	A bankruptcy court could stay a transfer of servicing to another servicer;

•	Ocwen could discontinue servicing;

•	The automatic stay under the United States Bankruptcy Code may prevent the ongoing receipt of servicing fees or other amounts due; or

•	A bankruptcy of Ocwen defaults our advance financing facilities and negatively impacts our ability to continue to purchase servicing advances.

In addition, Ocwen has disclosed that certain of its debt facilities will mature during 2015. If Ocwen is not able to repay or refinance these obligations as they come due, Ocwen may become the subject of a bankruptcy proceeding.

Any of the foregoing events could have a material adverse effect on our financial condition and operating results.

On January 23, 2015, counsel to BlueMountain, which has represented that it is the investment manager of funds that hold certain of the Notes sent a letter to HLSS Holdings, the HSART Trust, Ocwen and the Indenture Trustee, asserting certain alleged events of default under the indenture governing Notes issued by the HSART Trust. BlueMountain has publicly stated that it has taken a “short position” on behalf of certain funds in the stock of HLSS and Ocwen. On February 20, 2015, counsel to BlueMountain sent another letter asserting certain alleged events of default under the indenture governing Notes issued by the HSART Trust. The alleged defaults are related to the Ocwen servicer downgrade and other regulatory matters described above. An event of default under the HSART Trust could result in the revolving facilities within HSART Trust to cease revolving, which would impact our ability to fund the purchase of advances.

On February 17, 2015, HLSS Holdings and the Depositor, entered into the Agreement with the Indenture Trustee. Pursuant to the Agreement, the parties agreed, among other things, that during the term of the Agreement the Indenture Trustee will not commence a judicial proceeding to seek judicial guidance regarding the allegations made in the BlueMountain letter prior to April 15, 2015, and HLSS Holdings and the Depositor agreed to allow the Indenture Trustee to withhold from distribution certain excess funds that would otherwise be distributable to the Depositor in an amount up to the Interest Accrual Differential for the related interest accrual period under the HSART Trust indenture. The “Interest Accrual Differential” means, with respect to any interest accrual period under the HSART Trust indenture beginning with the interest accrual period relating to the February 17, 2015 monthly payment date thereunder and any class of HSART Trust notes issued prior to January 17, 2014, an amount equal to the excess of (a) the Non-FAE Rate plus 3.00% per annum over (b) the related interest accrual for such class of notes at the Non-FAE Rate. The Depositor and HLSS Holdings subsequently agreed to allow the Indenture Trustee to withhold on the same basis with respect to HSART Trust notes issued on or after January 17, 2014. The effect of this agreement will be to increase the amount deposited and held in Debt service accounts by approximately $11.8 million per month.

Management's Plan

On February 22, 2015, we entered into the Old Merger Agreement with NRZ and Merger Sub, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub would merge with and into us.

During the month of February 2015, our management developed a management plan that included the following elements:

•	Entering into the Old Merger Agreement with NRZ;

•	Negotiating certain commitments from various lenders for replacement advance financing, though never consummated;

•	Selling our entire portfolio of RPLs for an immaterial gain and concurrently repaying the related borrowings in full;

•	Marketing our GNMA EBO loan portfolios and extending the maturity of the related borrowings to allow for continued marketing;

•
Working closely with our legal counsel to address BlueMountain’s allegations of default, which we believe are without merit, and any potential impact of such allegations on our advance financing facilities; and

•
Amending our senior secured term loan facility agreement to extend the deadline to furnish annual financial statements to April 10, 2015, to amend certain terms of cross default to our advance financing facilities and to permit an amendment to the Ocwen Subservicing Agreement.

On March 3, 2015, we filed a Form 12b-25 indicating that additional time to complete our Annual Report on Form 10-K for the year ended December 31, 2014 was necessary in order to complete the assessment of recent events related to our business and determine the impact on our financial statements and related disclosures.

On March 18, 2015, we filed a Form 8-K indicating that we required additional time to prepare information related to our ability to operate as a going concern and to provide such information to our auditors for the purposes of their audit of our financial statements for the year ended December 31, 2014.

On April 6, 2015, HLSS, HLSS Holdings and Ocwen entered into an amendment to the Purchase Agreement and the sale supplements (effective upon completion of the Asset Sale described below) to, among other things, (i) obtain Ocwen's consent to the assignment by HLSS of its interest under the Purchase Agreement and each sale supplement, (ii) provide that HLSS Holdings will not become the named servicer in connection with any Rights to MSRs, or direct the replacement of Ocwen as named servicer, before April 6, 2017 except under certain limited circumstances, (iii) extend the scheduled term of Ocwen's servicing appointment under each sale supplement until the earlier of 8 years from the date of such sale supplement and April 30, 2020, and (iv) provide that Ocwen will reimburse HLSS Holdings for certain increased financing costs resulting from servicer rating downgrades of Ocwen. In addition, under such amendment (x) Ocwen agrees to exercise any “clean-up call” rights under any servicing agreement related to Rights to MSRs only at the direction of HLSS and to sell to HLSS, on an “as-is” basis, the economic beneficial interest in the right to purchase the mortgage loans and other assets in the trust for each designated servicing agreement pursuant to such clean-up call rights and (y) HLSS agrees to pay to Ocwen a fee equal to 0.50% of  the outstanding balance of the performing mortgage loans purchased in connection with any such exercise and to pay Ocwen’s related costs and expenses of exercise.

On April 6, 2015, to best address concerns relating to our ability to operate as a going concern and the associated impact on our business on an expedited basis, we agreed with NRZ and Merger Sub to terminate the Old Merger Agreement and immediately complete the Asset Sale. The Asset Sale was made in accordance with the terms and conditions of the NRZ Purchase Agreement. In connection with the Asset Sale, among other things, (i) HLSS MSR-EBO acquired substantially all of the assets of the Company (including all of the issued share capital of Luxco 1B) and (ii) HLSS Advances acquired all of the issued share capital of Luxco 1A and assumed substantially all of the liabilities of the Company, including certain post-closing liabilities of the Company. In exchange, the Company received an amount in cash equal to $1.0 billion plus 28,286,980 newly issued shares of NRZ common stock with a par value $0.01 per share. In conjunction with the Asset Sale, our senior secured term loan facility was retired.

Concurrently with the execution of the NRZ Purchase Agreement, our Board of Directors adopted and approved the Liquidation Plan, pursuant to which we will (1) cease our business activities other than such activities that are necessary to carry out the provisions of the Liquidation Plan, (2) pay or make adequate provision for operating expenses expected to be incurred through the completion of the Liquidation Plan and (3) distribute to our shareholders in one or more distributions, (a) the cash received by the Company in the Asset Sale and the net proceeds from the sale of NRZ common stock received by the Company in the Asset Sale, less (b) amounts used to pay the liabilities of the Company and less a reserve in the amount of $50 million that will be held by the Company at the discretion of the Board to ensure that the Company will be able to meet known and unknown liabilities up to the date of the consummation of the transactions contemplated by the New Merger or, if the transactions contemplated by the New Merger are not consummated, the date of the final liquidating distribution after settlement of the liabilities and to ensure that the Company has available resources in the event that it is necessary to enforce against third parties any contractual or other rights of the Company or its officers or directors. If the New Merger is consummated, our shares will be converted automatically into the right to the Merger Consideration.  If the New Merger is not consummated and post-closing expenses and liabilities do not exceed $50 million, it is anticipated that a further cash distribution will be made to shareholders.

Immediately following the closing of the Asset Sale contemplated by the NRZ Purchase Agreement, we entered into: (i) the New Merger Agreement with NRZ and Merger Sub, pursuant to which, among other things, the Company will be merged with and into Merger Sub, with the Company ceasing its corporate existence and Merger Sub surviving the New Merger, (ii) a Services Agreement, pursuant to which HLSS Advances Acquisition Corp. will provide us with certain services following the consummation of the Asset Sale, including, among other things, handling (including defending, prosecuting or resolving) all claims, disputes or controversies (including any litigation, arbitration, governmental investigations or inquiries or any other proceedings or negotiations) in which the Company is a party or may otherwise be involved and (iii) a Registration Rights Agreement to memorialize certain rights relating to the registration of shares of NRZ common stock to be held by the Company upon the closing of the Asset Sale. On the terms and subject to the conditions set forth in the New Merger Agreement, at the Effective Time each of the Company Shares issued and outstanding immediately prior to the Effective Time (other than Company Shares owned by any direct or indirect wholly-owned subsidiary of NRZ (other than Merger Sub) or of Merger Sub and Company Shares as to which dissenters’ rights have been properly exercised) will be converted automatically into the right to receive the Merger Consideration. The parties’ obligations to consummate the New Merger are subject to certain closing conditions, including approval of the New Merger by the requisite vote of the shareholders, the absence of any legal restraints that would prohibit the consummation of the New Merger and other conditions customary for a transaction of this type. Each of us, NRZ and Merger Sub has made certain customary representations, warranties and covenants in the New Merger Agreement, including, among other things, covenants related to the conduct of our business during the interim period between the execution of the New Merger Agreement and the consummation of the New Merger. The New Merger Agreement provides for certain termination rights for both us and NRZ, including, if approval of the New Merger by the requisite vote of the shareholders is not obtained or if the New Merger is not consummated by the nine month anniversary of the date of the New Merger Agreement.

Other Recent Developments

On September 15, 2014, the Company received a subpoena from the SEC requesting that it provide certain information related to the Company’s prior accounting conventions for and valuations of our Notes receivable – Rights to MSRs that resulted in the restatement of our consolidated financial statements for the years ended December 31, 2013 and 2012 and for the quarter ended March 31, 2014 during August 2014. On December 22, 2014, the Company received a subpoena from the SEC requesting that it provide information related to certain governance documents and transactions and certain communications regarding the same. The Company is cooperating with the SEC in these matters.

As a result of Ocwen’s settlement agreement with the NY DFS, on January 16, 2015, William C. Erbey stepped down as non-executive Chairman of the Board of Directors of the Company, Ocwen, Altisource, AAMC and Residential. Concurrently, Robert J. McGinnis was appointed as non-executive Chairman of HLSS.

On January 14, 2015, our Moody's credit rating was downgraded to B3/Negative and on January 16, 2015, S&P affirmed its credit rating of B+ but downgraded our outlook from Stable to Negative. On February 24, 2015, Moody’s announced that it would review our credit rating for potential upgrade subsequent to our announcement of the Old Merger Agreement on February 22, 2015.

On March 18, 2015, we received notification from Nasdaq stating that the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing due to the Company not having timely filed its Annual Report on Form 10-K for the year ended December 31, 2014.

On March 23, 2015, the Company received a subpoena from the SEC requesting that it provide information concerning communications between the Company and certain investment advisors and hedge funds. The SEC also requested documents relating to the Company’s structure, certain governance documents and any investigations or complaints connected to trading in the Company’s securities. The Company is cooperating with the SEC in this matter.

OVERVIEW (PRIOR TO ASSET SALE)

Strategic Priorities

Now in our fourth year of operations, we continue to execute upon our chief objective, which is to acquire Residential Mortgage Assets. During the current year, we expanded our Residential Mortgage Asset portfolio by acquiring GNMA EBO loans from Ocwen and a third party seller, by financing additional servicing advances for Ocwen and by acquiring RPLs from a third party seller. We have also expanded our operations to include another mortgage servicer. In addition to our current asset classes, we continue to explore opportunities for investments in new classes of Residential Mortgage Assets that align with our business model and that we believe will provide an attractive risk-adjusted yield.

We expect to finance future asset acquisitions in two ways:

•	Invest cash flow from operations in excess of our dividend; and

•	Issue additional debt or equity to allow us to execute larger purchases.

In the event that suitable assets are not available for purchase or to the extent that we are not successful in acquiring suitable assets, we may invest cash generated in excess of our dividend in the repurchase of our ordinary shares pursuant to the share repurchase program (the "Share Repurchase Program") authorized by our Board of Directors on December 4, 2014. Under the Share Repurchase Program, we may, from time to time, purchase our ordinary shares for an aggregate purchase price not to exceed $150 million.

Changes in Results of Operations Summary

The following table summarizes our consolidated operating results for the years ended December 31, 2014, 2013, and 2012.

	2014	2013	2012
Consolidated:
Revenue	$399,751	$239,832	$49,870
Operating expenses	18,453	11,870	6,150
Income from operations	381,298	227,962	43,720
Interest expense	163,698	110,071	24,057
Income before income taxes	217,600	117,891	19,663
Income tax expense	636	234	46
Net income	$216,964	$117,657	$19,617

Year Ended December 31, 2014 versus 2013. Revenue primarily includes interest income recorded on Notes receivable – Rights to MSRs. Our 2014 Interest income exceeds 2013 Interest income because our average UPB for the years ended December 31, 2014 and 2013, was $170.7 billion and $134.4 billion, respectively. In addition, lower prepayment speeds for the UPB tied to our Notes receivable – Rights to MSRs contributed to greater Interest income during 2014. Average prepayment speeds declined from 12.9% during 2013 to 10.5% during 2014. In addition, we recorded an increase in interest income of $50,062 for the year ended December 31, 2014, compared to a decrease of $10,037 for the year ended December 31, 2013, as a result of changes in the fair value of our Notes receivable – Rights to MSRs. Lastly, the interest earned on our Loans held for investment during the year ended December 31, 2014 of $28.7 million contributed to the increase in interest income as they represent a new class of Residential Mortgage Assets for 2014.

Operating expenses increased period over period primarily because the scale of our business significantly increased as a result of various Residential Mortgage Asset purchases. Operating expenses are primarily comprised of Compensation and benefits, Related party expenses and General and administrative expenses.

For the years ended December 31, 2014 and 2013, Compensation and benefits increased primarily due to relocation assistance and incentives in conjunction with employee relocations from the United States to our Cayman Islands office and the adoption of the 2013 Equity Incentive Plan in May 2014.

Related party expenses result from the Ocwen Professional Services Agreement and the Altisource Administrative Services Agreement. The slight decrease in Related party expenses is primarily related to decreased use of services under the Ocwen Professional Services Agreement.

The increase in General and administrative expenses is primarily related to bank fees associated with our custodial accounts, tax and legal expenses related to our research and pursuit of new investment opportunities and costs associated with the restatement of previously issued financial statements on August 18, 2014.

Increases in interest expense period over period were primarily due to increases in average Match funded liabilities outstanding. For the years ended December 31, 2014 and 2013, interest expense increased by $53,627 due to increases in the average outstanding Match fund liabilities to $5.7 billion from $4.0 billion, respectively, and due to increases in the weighted average interest rates on those liabilities to 1.89% from 1.83%, respectively. Additionally for the year ended December 31, 2014, we incurred interest expense on our EBO Facility, RPL Facility and Note Facility, which were new liabilities within our Other borrowings during 2014.

Our tax expense for both periods was largely impacted by our status as a Cayman Islands exempted company. The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation. Our total income tax expense increased year over year due to increased taxable income in our Luxembourg subsidiaries, increasing our effective tax rate to 0.3% for 2014 compared to 0.2% in 2013.

Year Ended December 2013 versus December 2012. Our Interest income increased year over year, primarily because our average UPB for the years ended December 31, 2013 and 2012, was $134.4 billion and $27.7 billion. An additional $119.7 billion of UPB in Rights to MSRs purchased from Ocwen during 2013 contributed to the increased 2013 average UPB balances. We also recognized a decrease in our interest income of $10,037 and $7,254 for the years ended December 31, 2013 and 2012, respectively, as a result of a corresponding decrease in the fair value of our Notes receivable – Rights to MSRs. Lastly, lower prepayment speeds for the UPB tied to our Notes receivable – Rights to MSRs contributed to greater interest income during 2013. Average prepayment speeds declined from 14.2% during 2012 to 12.9% during 2013.

Operating expenses increased year over year primarily because the scale of our business significantly increased from 2012 to 2013 as a result of additional acquisitions of Rights to MSRs. Operating expenses were primarily comprised of salaries and wages, Related party expenses and General and administrative expenses. Our average headcount for the year ended December 31, 2013 as compared to December 31, 2012 increased from twelve to seventeen, which primarily contributed to the increase in the Compensation and benefits portion of operating expenses. Related party expenses were related to the Ocwen Professional Services Agreement and the Altisource Administrative Services Agreement. The increase in Related party expenses primarily related to increased use of business strategy, tax and legal services as part of the Ocwen Professional Services Agreement. The increase in General and administrative expenses was primarily related to tax and legal expenses related to our research and pursuit of new investment opportunities. Lastly, we had twelve full months of operations during 2013 compared to ten months of operations during the comparable 2012 period, which contributed to higher expense levels for all income statement line items.

The most significant contributor to the Interest expense increase was from our Match funded liabilities. Larger average Match funded liability balances contributed $150,910 to the year over year increase in Interest expense, which was partially offset by a decrease in Interest expense attributable to lower effective interest rates of $73,954. In addition, Other borrowings contributed $9,058 to the increase in Interest expense, $431 of which was attributable to the amortization of debt issuance costs and the remainder was attributable to accrued interest on our outstanding balance.

Income tax expense increased year over year due to increased earnings in 2013 compared to 2012. However, our effective tax rate year over year remained flat at 0.2% for 2013 compared to 0.2% in 2012.

Summary Operating Information

We operate the business as a single reportable segment: Residential Mortgage Assets. For purposes of our internal management reporting, we separately report the components of Interest income – notes receivable – Rights to MSRs, which include Servicing fee revenue, Servicing expense, Amortization of Notes receivable – Rights to MSRs and Change in fair value of Notes receivable – Rights to MSRs. We provide a reconciliation of our reported results to our internal management reporting for the year ended ended December 31, 2014 and December 31, 2013, in the following tables.

We executed our agreements relative to our Notes receivable – Rights to MSRs with Ocwen with the intent that we would receive the total amount of the servicing fees collected and that we would pay Ocwen a subservicing fee that is determined based on its collections and advance ratio performance. We evaluate our operating performance and manage our business considering servicing fees collected, subservicing fees paid, amortization of Notes receivable – Rights to MSRs and changes in fair value of Notes receivable – Rights to MSRs, and we maintain our internal management reporting on this basis. The following table presents our consolidated income from operations in accordance with GAAP reconciled to our internally reported financial results.

Our total revenue, total operating expenses and income from operations as presented in our Management Reporting shown below should be considered in addition to, and not as a substitute for, total revenue, total operating expenses and income from operations determined in accordance with GAAP.

	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
For the year ended December 31, 2014
Revenue
Servicing fee revenue (1)	$—	$736,123	$736,123
Interest income – notes receivable – Rights to MSRs (2)	361,060	(361,060)	—
Interest income – other	36,446	—	36,446
Related party revenue	1,843	—	1,843
Other revenue	402	—	402
Total revenue	399,751	375,063	774,814
Operating expenses
Compensation and benefits	6,351	—	6,351
Servicing expense (3)	—	357,747	357,747
Amortization of Notes receivable – Rights to MSRs (4)	—	67,378	67,378
Change in fair value of Notes receivable – Rights to MSRs (5)	—	(50,062)	(50,062)
Related party expenses	2,349	—	2,349
General and administrative expenses	9,753	—	9,753
Total operating expenses	18,453	375,063	393,516
Income from operations	$381,298	$—	$381,298

	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
For the year ended December 31, 2013
Revenue
Servicing fee revenue (1)	$—	$633,377	$633,377
Interest income – notes receivable – Rights to MSRs (2)	235,826	(235,826)	—
Interest income – other	2,195	—	2,195
Related party revenue	1,811	—	1,811
Total revenue	239,832	397,551	637,383
Operating expenses
Compensation and benefits	5,825	—	5,825
Servicing expense (3)	—	317,702	317,702
Amortization of Notes receivable – Rights to MSRs (4)	—	69,812	69,812
Change in fair value of Notes receivable – Rights to MSRs (5)	—	10,037	10,037
Related party expenses	1,400	—	1,400
General and administrative expenses	4,645	—	4,645
Total operating expenses	11,870	397,551	409,421
Income from operations	$227,962	$—	$227,962

	Condensed Consolidated Results (GAAP) (Restated)	Adjustments	Management Reporting (Non-GAAP)
For the year ended December 31, 2012
Revenue
Servicing fee revenue (1)	$—	$117,789	$117,789
Interest income – notes receivable – Rights to MSRs (2)	47,445	(47,445)	—
Interest income – other	109	—	109
Related party revenue	2,316	—	2,316
Total revenue	49,870	70,344	120,214
Operating expenses
Compensation and benefits	3,751	—	3,751
Servicing expense (3)	—	50,173	50,173
Amortization of Notes receivable – Rights to MSRs (4)	—	12,917	12,917
Change in fair value of Notes receivable – Rights to MSRs (5)	—	7,254	7,254
Related party expenses	755	—	755
General and administrative expenses	1,644	—	1,644
Total operating expenses	6,150	70,344	76,494
Income from operations	$43,720	$—	$43,720

(1)	Servicing fee revenue reflects servicing fees received under our agreements with Ocwen.

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

(5)
Our methodology of determining the fair value of Notes receivable – Rights to MSRs is described in Part II, Item 8, "Financial Statements and Supplementary Data – Note 3, Fair Value of Financial Instruments." In our Consolidated Statements of Operations, we record changes in fair value as a component of Interest income – notes receivable – Rights to MSRs.

Year ended December 31, 2014 versus 2013. Servicing fee revenue increased year over year because we owned Rights to MSRs for significantly greater average UPB during 2014. Servicing fee revenue is a function of principal and interest collected during the period and the contractual servicing fee rate. Average UPB for the year ended December 31, 2014 was $170.7 billion compared to $134.4 billion for the preceding year.

The servicing expense paid to Ocwen during the year ended December 31, 2014 included base fees of $88,335 and incentive fees of $269,413. The servicing expense paid to Ocwen during 2013 included base fees of $75,970 and incentive fees of $241,732. The difference is primarily attributable to increased average UPB period over period and to incentive fee reductions in 2014 as a result of excess servicing advances. We are compensated for the cost of excess servicing advances because the performance-based incentive fee payable to Ocwen in any month is reduced by an amount equal to 1-Month LIBOR plus 275 bps per annum of the amount of any such excess servicing advances when the advance ratio exceeds a predetermined level for that month. Amortization of Notes receivable – Rights to MSRs relates to reduction in UPB due to portfolio run-off and is greater during 2014 due to larger average UPB. Lastly, there was an increase in the fair value of the Notes receivable – Rights to MSRs for the year ended December 31, 2014 of $50,062 compared to a decrease of $10,037 for the year ended December 31, 2013.

Year ended December 2013 versus 2012. Servicing fee revenue increased year over year because we owned Rights to MSRs for significantly greater average UPB during 2013. Servicing fee revenue is a function of principal and interest collected during the period and the contractual servicing fee rate. Average UPB for the year ended December 31, 2013 was $134.4 billion, compared to $27.7 billion for the preceding year.

The servicing expense paid to Ocwen during the year ended December 31, 2013 included $75,970 for the base fee and $241,732 in incentive fees. The servicing expense paid to Ocwen during the 2012 included $14,135 for the base fee and $36,038 in incentive fees. The difference is primarily attributable to increased average UPB year over year. Amortization of MSRs relates to reduction in UPB due to portfolio run-off and is greater during 2013 due to larger average UPB. Also, there was a decrease in the fair value of the Notes receivable – Rights to MSRs for the year ended December 31, 2014 of $10,037 compared to a decrease of $7,254 for the year ended December 31, 2012.

In evaluating our performance, our management considers our Core earnings, which is a non-GAAP financial measure. In calculating Core earnings, we remove the impact of changes in the fair value of our Notes receivable – Rights to MSRs from Net income. We believe that Core earnings provides a meaningful measure of our profitability by removing the non-cash impacts of changes in the fair value of our Notes receivable – Rights to MSRs from Net income, which improves comparability of our results of operations from period to period. The following table reconciles our Net income and EPS to our Core earnings and Core earnings per share for the years ended December 31:

For the year ended December 31:	2014	2013	2012
Net income	$216,964	$117,657	$19,617
Adjustments
Change in fair value of Notes receivable – Rights to MSRs	(50,062)	10,037	7,254
Core earnings (Non-GAAP)	$166,902	$127,694	$26,871

Basic Earnings per Share	$3.05	$1.83	$1.14
Adjustments
Change in fair value of Notes receivable – Rights to MSRs	(0.70)	0.16	0.42
Basic Core Earnings per Share (Non-GAAP)	$2.35	$1.99	$1.56

Diluted Earnings per Share	$3.05	$1.83	$1.14
Adjustments
Change in fair value of Notes receivable – Rights to MSRs	(0.70)	0.16	0.42
Diluted Core Earnings per Share (Non-GAAP)	$2.35	$1.99	$1.56

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. In particular, a measure of earnings that excludes certain items does not represent the amount that effectively accrues directly to shareholders (i.e., these items are included in earnings and shareholders’ equity).

The following table presents the components of our Interest income - notes receivable - Rights to MSRs in both dollars and as a percentage of average UPB:

	2014		2013		2012
	Dollars	Basis Points of Average UPB	Dollars	Basis Points of Average UPB	Dollars	Basis Points of Average UPB
Servicing fees collected	$736,123	43.12	$633,377	47.13	$117,789	42.47
Subservicing fees payable to Ocwen	(357,747)	(20.96)	(317,702)	(23.64)	(50,173)	(18.09)
Net servicing fees retained by HLSS	378,376	22.16	315,675	23.49	67,616	24.38
Amortization of Notes receivable – Rights to MSRs (1)	(67,378)	(3.95)	(69,812)	(5.19)	(12,917)	(4.66)
Change in fair value of Notes receivable – Rights to MSRs (2)	50,062	2.93	$(10,037)	(0.75)	$(7,254)	(2.62)
	$361,060	21.14	$235,826	17.55	$47,445	17.10

(1)	Amortization of Notes receivable – Rights to MSRs reflects reductions in the value of the Notes receivable – Rights to MSRs based on the run-off of the portfolio.

(2)
Our methodology of determining the fair value of Notes receivable – Rights to MSRs is described in Part II, Item 8, "Financial Statements and Supplementary Data – Note 3, Fair Value of Financial Instruments." In our Consolidated Statements of Operations, we record changes in fair value as a component of Interest income – notes receivable – Rights to MSRs.

Year Ended December 2014 versus December 2013. Our Servicing fees collected and Subservicing fees payable to Ocwen increased year over year primarily because our average UPB for the years ended December 31, 2014 and 2013, was $170.7 billion and $134.4 billion, respectively. The increases of Servicing fees collected and Subservicing fees payable to Ocwen also decreased in basis points of average UPB due to changes in the mix of the underlying servicing fee arrangements.

Although the average UPB serviced was greater in 2014 over 2013, increases in the Amortization of Notes Receivable – Rights to MSRs, both in total dollars and as a percentage of average UPB, were offset due to average prepayment speeds for the UPB tied to our Notes receivable – Rights to MSRs declining from 12.9% during 2013 to 10.5% during 2014, resulting in lower amortization rates during 2014.

The Changes in the fair value of Notes receivable – Rights to MSRs are based on appraisals prepared by independent valuation firms. Factors that attributed to the increase in fair value during 2014 include adjustments to the assumptions used by the valuation firms, including the discount rates applied ranging from 14% to 22% (2013: 15% to 22%), the interest rate used for calculating the cost of servicing advances of 1-month LIBOR plus 3.50% (2013: 1-month LIBOR plus 3.75%), the prepayment projections over the lifetime of the portfolio ranging from 13% to 29% (2013: 12% to 28%) and the delinquency rate projections of the portfolio ranging from 15% to 35% (2013: 15% to 35%) and changes to the mix of assets underlying our Notes receivable – Rights to MSRs.

Year Ended December 2013 versus December 2012. Our Servicing fees collected and Subservicing fees payable to Ocwen income increased year over year primarily because our average UPB for the years ended December 31, 2013 and 2012, was $134.4 billion and $27.7 billion, respectively. An additional $119.7 billion of UPB in Rights to MSRs purchased from Ocwen during 2013 contributed to the increased 2013 average UPB balances. The increases of Servicing fees collected and Subservicing fees payable to Ocwen also increased in basis points of average UPB due to changes in the total mix of the underlying servicing fee arrangements.

Amortization of Notes receivable – Rights to MSRs increased due to growth in the average UPB serviced during 2013. Amortization as a percent of average UPB increased primarily due to changes in the mix of the assets underlying our Rights to MSRs, which was partially offset by average prepayment speeds for the UPB tied to our Notes receivable – Rights to MSRs declining from 14.2% during 2012 to 12.9% during 2013.

The Changes in the fair value of Notes receivable – Rights to MSRs are based on appraisals prepared by independent valuation firms. The decrease in the fair value during 2013 is driven by the mix of assets underlying our Notes receivable – Rights to MSRs, which is exaggerated by the substantial growth of our servicing portfolio during 2013 over 2012.

The following table provides selected statistics related to our Notes receivable – Rights to MSRs as of December 31:

				% Change
(In thousands, except for loan count data)	2014	2013	2012	2013 vs. 2014	2012 vs. 2013
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$131,511,468	$145,658,596	$60,788,667	-10%	140%
Non-performing loans	25,952,807	31,425,514	16,714,970	-17%	88%
Non-performing real estate	3,321,005	3,319,098	1,857,237	0%	79%
Total residential assets serviced	$160,785,280	$180,403,208	$79,360,874	-11%	127%

Percent of total UPB:
Non-performing residential assets serviced	18.2%	19.3%	23.4%	-6%	-18%

Number of:
Performing loans (1)	890,372	970,584	451,255	-8%	115%
Non-performing loans	131,844	159,327	88,534	-17%	80%
Non-performing real estate	18,272	18,282	10,160	0%	80%
Total number of residential assets serviced	1,040,488	1,148,193	549,949	-9%	109%

Percent of total number:
Non-performing residential assets serviced	14.4%	15.5%	18%	-7%	-14%

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

The following table provides selected portfolio statistics related to our Notes receivable – Rights to MSRs for the year ended December 31:

				% Change
(In thousands, except for loan count data)	2014	2013	2012	2013 vs. 2014	2012 vs. 2013
Average residential assets serviced	$170,714,802	$134,385,215	$27,736,418	27%	385%
Prepayment speed (average CPR) (1)	10.5%	12.9%	14.2%	-19%	-9%
Average number of residential assets serviced	1,092,499	872,782	194,157	25%	350%

(1)	The conditional prepayment rate ("CPR") is equal to the proportion of the principal of a pool of loans, assumed to be paid off, in each period.

The following tables provide information regarding changes in our portfolio of Notes receivable – Rights to MSRs serviced for the year ended December 31:

(In thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at December 31, 2011	$—	—
Additions	82,727,374	564,006
Runoff	(3,366,500)	(14,057)
Servicing portfolio at December 31, 2012	79,360,874	549,949
Additions	119,652,473	686,036
Runoff	(18,610,139)	(87,792)
Servicing portfolio at December 31, 2013	180,403,208	1,148,193
Additions	—	—
Runoff	(18,878,839)	(104,017)
Servicing transfers	(739,089)	(3,688)
Servicing portfolio at December 31, 2014	$160,785,280	1,040,488

Change in Financial Condition Summary

The overall increase in total assets of $827,427 and total liabilities of $752,595 during the year ended December 31, 2014, compared to December 31, 2013, primarily resulted from:

•	The completion of the GNMA EBO loan purchase from Ocwen totaling $556,618;

•	The issuance of the EBO Facility, which increased total liabilities by $472,734;

•	Financing of servicing advances for Ocwen of $55,702 related to our GNMA EBO acquisition;

•	Financing of other servicing advances for Ocwen of $20,157;

•	Acquisitions of RPL loans from an unrelated third party totaling $343,895;

•	The issuance of the RPL Facility, which increased total liabilities by $275,116;

•	Acquisitions of GNMA EBO loans, from an unrelated third party seller, with a UPB of $142,532;

•	Additional draws on the EBO Facility to partially finance our second GNMA EBO loan purchase of $125,073;

•	An increase in the fair value of our Notes receivable – Rights to MSRs of $50,062; and

•	Match funded advance remittances of $266,186 and net repayments of Match funded liabilities of $91,534.

The overall increase in total assets of $3,732,613 and total liabilities of $3,389,545 during the year ended December 31, 2013, compared to December 31, 2012, primarily resulted from:

•	The completion of four purchases of Rights to MSRs from Ocwen totaling $4,257,121;

•	Issuance of 15,132,053 ordinary shares which resulted in net proceeds to us of $333,551;

•	A new senior secured term loan facility which increased total liabilities by $343,386; and

•	Match funded advance remittances of $550,371 and net proceeds from Match funded liabilities of $3,024,800.

Our Notes receivable – Rights to MSRs represented 7.6%, 8.7%, and 8.3% of total assets at December 31, 2014, 2013, and 2012, respectively. Notes receivable – Rights to MSRs are carried at fair value, which is determined based on appraisals prepared by independent valuation firms and requires the use of significant unobservable inputs. The most significant assumptions used in the appraisals as of December 31 are:

	2014	2013	2012
Discount rate (1)	14% to 22%	15% to 22%	15% to 22%
Interest rate (2)	1-month LIBOR + 3.50%	1-month LIBOR + 3.75%	1-month LIBOR + 4.00%
Prepayment rates (3)	13% to 29%	12% to 28%	12% to 27%
Delinquency rates (4)	15% to 35%	15% to 35%	15% to 35%

(1)	Discount rates reflecting the risk of earning the future income streams from the Notes receivable – Rights to MSRs;

(2)	Interest rate used for calculating the cost of servicing advances;

(3)	Mortgage loan prepayment projections of the related mortgage lifetime projected prepayment rate; and

(4)	Delinquency rate projections of the aggregate UPB of the underlying mortgage loans.

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

We also have unobservable inputs for our derivatives, which are not exchange-traded, and therefore quoted market prices or other observable inputs are not available. The fair value of our interest rate swap agreements are based on certain information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. We have not adjusted the information obtained from the third-party pricing sources; however, we review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period, and other indicators that the information may not be accurate. We determined that potential credit and counterparty risks had an immaterial impact on the valuation of our derivatives. As of December 31, 2014, 2013, and 2012, derivative assets were 0.02%, 0.05%, and 0.00%, respectively, of our total assets, and derivative liabilities were 0.00%, 0.01%, and 0.04%, respectively, of our total liabilities.

TOTAL EQUITY

Total equity amounted to $1,291,279 at December 31, 2014, as compared to $1,216,447 at December 31, 2013. This increase of $74,832 is primarily due to net income of $216,964, offset by dividends declared of $141,323 and dividend equivalents payable to vested stock options of $21. In addition, we recorded $243 of share-based compensation expense and $1,031 of unrealized losses (net of tax) on interest rate swaps that we designated as cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

On April 6, 2015, to best address concerns relating to our ability to operate as a going concern and the associated impact on our business on an expedited basis, we agreed with NRZ and Merger Sub to terminate the Old Merger Agreement and immediately complete the Asset Sale. The Asset Sale was made in accordance with the terms and conditions of the NRZ Purchase Agreement. In connection with the Asset Sale, among other things, (i) HLSS MSR-EBO acquired substantially all of the assets of the Company (including all of the issued share capital of Luxco 1B) and (ii) HLSS Advances acquired all of the issued share capital of Luxco 1A and assumed substantially all of the liabilities of the Company, including certain post-closing liabilities of the Company. In exchange, the Company received an amount in cash equal to $1.0 billion plus 28,286,980 newly issued shares of NRZ common stock with a par value $0.01 per share. In conjunction with the Asset Sale, our senior secured term loan facility was retired.

Concurrently with the execution of the NRZ Purchase Agreement, our Board of Directors adopted and approved the Liquidation Plan, pursuant to which we will (1) cease our business activities other than such activities that are necessary to carry out the provisions of the Liquidation Plan, (2) pay or make adequate provision for operating expenses expected to be incurred through the completion of the Liquidation Plan and (3) distribute to our shareholders in one or more distributions, (a) the cash received by the Company in the Asset Sale and the net proceeds from the sale of NRZ common stock received by the Company in the Asset Sale, less (b) amounts used to pay the liabilities of the Company and less a reserve in the amount of $50 million that will be held by the Company at the discretion of the Board to ensure that the Company will be able to meet known and unknown liabilities up to the date of the consummation of the transactions contemplated by the New Merger or, if the transactions contemplated by the New Merger are not consummated, the date of the final liquidating distribution after settlement of the liabilities and to ensure that the Company has available resources in the event that it is necessary to enforce against third parties any contractual or other rights of the Company or its officers or directors. If the New Merger is consummated, our shares will be converted automatically into the right to the Merger Consideration.  If the New Merger is not consummated and post-closing expenses and liabilities do not exceed $50 million, it is anticipated that a further cash distribution will be made to shareholders.

Immediately following the closing of the Asset Sale contemplated by the NRZ Purchase Agreement, we entered into: (i) the New Merger Agreement with NRZ and Merger Sub, pursuant to which, among other things, the Company will be merged with and into Merger Sub, with the Company ceasing its corporate existence and Merger Sub surviving the New Merger, (ii) a Services Agreement, pursuant to which HLSS Advances Acquisition Corp. will provide us with certain services following the consummation of the Asset Sale, including, among other things, handling (including defending, prosecuting or resolving) all claims, disputes or controversies (including any litigation, arbitration, governmental investigations or inquiries or any other proceedings or negotiations) in which the Company is a party or may otherwise be involved and (iii) a Registration Rights Agreement to memorialize certain rights relating to the registration of shares of NRZ common stock to be held by the Company upon the closing of the Asset Sale. On the terms and subject to the conditions set forth in the New Merger Agreement, at the Effective Time each of the Company Shares issued and outstanding immediately prior to the Effective Time (other than Company Shares owned by any direct or indirect wholly-owned subsidiary of NRZ (other than Merger Sub) or of Merger Sub and Company Shares as to which dissenters’ rights have been properly exercised) will be converted automatically into the right to receive the Merger Consideration. The parties’ obligations to consummate the New Merger are subject to certain closing conditions, including approval of the New Merger by the requisite vote of the shareholders, the absence of any legal restraints that would prohibit the consummation of the New Merger and other conditions customary for a transaction of this type. Each of us, NRZ and Merger Sub has made certain customary representations, warranties and covenants in the New Merger Agreement, including, among other things, covenants related to the conduct of our business during the interim period between the execution of the New Merger Agreement and the consummation of the New Merger. The New Merger Agreement provides for certain termination rights for both us and NRZ, including, if approval of the New Merger by the requisite vote of the shareholders is not obtained or if the New Merger is not consummated by the nine month anniversary of the date of the New Merger Agreement.

Liquidity (Prior to the Asset Sale)

We define liquidity as unencumbered cash balances plus unused, collateralized financing capacity. Our liquidity as of December 31, 2014, 2013 and 2012, as measured by cash and available credit, was $210,009, $160,973, and $109,238, respectively. Our cash position was $210,009, $87,896 and $76,048 as of December 31, 2014, 2013 and 2012, respectively. We had collateralized available capacity at December 31, 2014, 2013 and 2012 of $0, $73,077 and $33,190, respectively. Regarding the investment of cash, our investment policies emphasize principal preservation and availability by limiting the investment to demand deposit accounts.

Material changes in our capital structure over the last three years include:

2012: On March 5, 2012, we closed our initial public offering ("IPO") resulting in the issuance of 13,333,333 of our ordinary shares. The total gross proceeds from the offering to HLSS were $186,667. After deducting underwriting discounts and commissions and offering expenses paid by HLSS, the aggregate net proceeds we received totaled $170,486.
On March 5, 2012, simultaneously with the IPO, William C. Erbey, the founder of our company and the former Chairman of the Board of Directors, purchased 714,285 of our ordinary shares in a private placement. The total proceeds from the private placement to HLSS were $10,000. We did not incur underwriting discounts or commissions in respect of these shares.

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

On December 24, 2012, we issued 25,300,000 of our ordinary shares. In addition, the underwriters had an over-allotment option for the purchase of 3,795,000 of our ordinary shares, a portion of which were exercised in 2013. The total gross proceeds from the issuance of these shares to HLSS were $480,700. After deducting underwriting discounts and commissions and expenses paid by HLSS, the aggregate net proceeds we received were $462,261.

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

On June 27, 2013, we entered into a $350,000 senior secured term loan facility. The senior secured term loan facility has an expected maturity date of June 27, 2020, and an interest rate of 3.50% plus one month LIBOR, with a 1.00% LIBOR floor.

2014: On March 3, 2014, we entered into the EBO Facility with a maximum borrowing capacity of $600,000. The EBO Facility has a maturity date of March 2, 2015, and an interest rate of 3.05% plus one month LIBOR. On October 16, 2014, we amended the EBO Facility to increase the maximum borrowing capacity by $125,073 to partially finance the acquisition of additional GNMA EBO loans. The interest rate applicable to this increased capacity is 1.80% plus one month LIBOR. On February 27, 2015, the maturity date was extended to May 1, 2015. During this extension we intend to actively market the portfolio.

On June 24, 2014, we entered into the Note Facility in the amount of $25,900 to partially finance the retention of notes retained as part of the Series 2014 T3 Term Note issuance on June 18, 2014. The Note Facility has a rolling quarterly maturity date and has an interest rate of 1.15% plus one month LIBOR. At the December 31, 2014, the Note Facility had a next maturity date of March 23, 2015. We intend to renew this facility at each maturity date.

On June 26, 2014, we entered into the RPL Facility with a maximum borrowing capacity of $290,000 to partially finance the purchase of RPLs. The RPL Facility had an original maturity date of December 26, 2014, and an interest rate of 2.50% plus one month LIBOR. On December 23, 2014, we extended the maturity date of the RPL Facility to June 26, 2015, and reduced the maximum borrowing capacity to $273,000. The RPL Facility was repaid in full on February 20, 2015 in conjunction with the sale of the RPL portfolio.

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

At December 31, 2014, $488,912 of our total maximum borrowing capacity on our advance facilities remained unused. We maintain unused borrowing capacity for three reasons:

•	As a protection should advances increase due to increased delinquencies;

•	As capacity to retire our term notes as they mature; and

•	To provide capacity for the acquisition of additional Residential Mortgage Assets.

Outlook. We believe that our cash balance and unused advance financing capacity are sufficient to meet foreseeable requirements. Refer also to the discussions within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation – Recent Developments," which is incorporated herein by reference.

Debt and Match funded liability summary. As of December 31, 2014, we had $488,912 of unused borrowing capacity on our advance facilities. Our ability to continue to pledge collateral under our advance facilities depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing. The debt covenants for our advance facilities, senior secured term loan facility, the EBO Facility, the Note Facility and the RPL Facility require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our facilities. We believe we are in compliance with these covenants and do not expect them to restrict our activities.

The debt covenants for our facilities require us to maintain total cash and excess borrowing capacity of the lesser of $100,000 and the greater of $25,000 or 0.01% of total UPB outstanding plus 3.25% of total Match funded advances outstanding. The minimum cash and excess borrowing capacity requirement at December 31, 2014, was $100,000 which was exceeded by both our unrestricted cash of $211,086 (which includes our interest-earning collateral deposits) and our excess borrowing capacity of $488,912. We also have a minimal tangible equity requirement that is 0.25% of our UPB plus 5.0% of our outstanding Match funded advances. Our tangible equity at December 31, 2014 of $1,291,279 exceeded the minimal tangible equity requirement of $708,223. Thus, we believe we are in compliance with the covenants of our advance facilities as of December 31, 2014 and do not expect them to restrict our activities.

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

We had no unsecured indebtedness as of December 31, 2014 other than our senior secured term loan facility.

Our advance financing facilities and certain Other borrowings have cross default provisions to Ocwen’s senior secured term facility, and there may occur an event of default under Ocwen's senior secured debt facility.

On June 13, 2013, in connection with our senior secured term loan facility agreement, we were issued credit ratings of Ba3/Stable and B+/Stable from Moody’s and S&P. On December 22, 2014, Moody's downgraded their credit rating to B2/Negative outlook. Further downgrades in our corporate credit ratings could impact our ability to issue additional term loans within our current senior secured term loan facility or a newly created senior secured term loan facility; however, our ability to secure additional financing for servicing advances is largely dependent on the credit worthiness of the pledged collateral and not on our corporate credit rating.

During the year ended December 31, 2014, we issued three series of term notes with a combined balance of $1,200,000. In addition, we renewed our Series 2013 variable funding notes to reduce the cost of borrowing and extend the term by one year, and we extended the amortization date of our Series 2012 variable funding notes by one year. We also retired term notes of $1,493,500, of which $843,500 were retired using available capacity on our variable funding notes.

We entered into the EBO Facility to partially finance our purchase of GNMA EBO loans. The EBO Facility had an outstanding balance of $544,513 at December 31, 2014. We entered into the Note Facility to partially finance $37,000 of notes retained as part of the Series 2014 T3 Term Note issuance on June 18, 2014. The Note Facility had an outstanding balance of $25,706 at December 31, 2014. Lastly, we entered into the RPL Facility to partially finance our purchase of RPLs. The RPL Facility had an outstanding balance of $271,473 at December 31, 2014.

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

We are also exposed to liquidity risk related to our Loans held for investment. We have leveraged our Loans held for investment acquired to date in repurchase agreements with maturities of one year or less, which we expect to renew upon maturity. Repurchase agreements are subject to margin calls that could adversely affect our liquidity by requiring us to repay a portion of the outstanding borrowing.

Refer also to the discussions within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation – Recent Developments," which is incorporated herein by reference.

Cash flows for the year ended December 31. The following table presents a summary of our cash flows for the year ended December 31:

	2014	2013	2012
Net income	$216,964	$117,657	$19,617
Adjustments for non-cash items	15,870	17,336	6,960
Changes in assets and liabilities	282,135	490,416	64,071
Cash flows from operating activities	514,969	625,409	90,648
Cash flows from investing activities	(985,364)	(4,178,682)	(3,198,602)
Cash flows from financing activities	592,508	3,565,121	3,183,719
Net increase in cash	122,113	11,848	75,765
Cash at beginning of period	87,896	76,048	283
Cash at end of period	$210,009	$87,896	$76,048

Year ended December 31, 2014. Our operating activities provided $514,969 of cash. Components of operating cash flows included amounts provided by a decrease in assets and liabilities of $282,135 and by our Net income of $216,964, adjusted for amortization of debt issuance costs of $19,543, accretion of our original issuance discount related to our senior secured term loan facility of $750, net amortization of the GNMA EBO loan purchase premiums and discounts of $4,909, accretion of the accretable yield on our RPLs of $9,575 and share-based compensation expense of $243. The primary contributors to the changes in assets and liabilities were reductions in Match funded advances of $266,186 and Related party receivables, exclusive of servicing advances we finance for Ocwen, of $59,756 and an increase in Related party payables of $3,771, offset by an increase debt service accounts of $24,615. The remainder of the changes in assets and liabilities relates to a net decrease in cash flows from operations due to movements in other assets and other liabilities of $22,963, primarily attributable to increases in FHA claims receivable related to GNMA EBO loans of $109,586 and accrued interest income related to our Loans held for investment of $22,661.

The primary driver of the decrease in Related party receivables, exclusive of our financing of servicing advances for Ocwen, was attributable to the change in Match funded advance collections due from Ocwen of $60,239. The increase in Related party payables was primarily attributable to an increase in pending purchases of servicing advances of $5,285. We also provide financing of servicing advances for Ocwen. Refer to the investing activities discussion below for more details regarding these financing transactions.

A portion of our Match funded advance collections of $266,186 were immediately used to pay down our outstanding Match funded liabilities. Refer to the financing activities discussion below for more details regarding Match funded liability cash movements during the current period. Lastly, the increase in debt service accounts primarily relates to payments made to the trustees of our advance financing facilities. The trustees release these funds to pay down our Match funded liabilities on scheduled funding dates.

Our investing activities used $985,364 of cash during the year ended December 31, 2014, which primarily related to our acquisition of GNMA EBO loans from Ocwen and another servicer and RPLs from a third party seller. We paid $1,041,871 for the Loans held for investment we acquired during 2014. These acquisitions were partially offset by reductions of $121,311 from the repayment of certain Loans held for investment. In addition, we used $86,289 of cash to finance servicing advances for Ocwen, offset by $2,181 received from the recovery of these advance financing receivables. Finally, we had a reduction in Notes receivable – Rights to MSRs of $19,304 primarily due to net principal reductions from runoff in the UPB of the mortgage loans serviced.

Our financing activities provided $592,508 of cash. We had net payments to Match funded liabilities of $91,534 during the period. We received $927,333 in proceeds from our Other borrowings to help fund our GNMA EBO loan and RPL purchases and to partially finance our retention of a portion of our 2014 T3 Term Notes. These amounts were offset by payments of debt issuance costs of $14,957 and payments of $89,141 on our Facilities. Additionally, we paid dividends of $139,193.

Year ended December 31, 2013. Our operating activities provided $625,409 of cash. Components of operating cash flows included amounts provided by changes in assets and liabilities of $490,416 and by our Net income of $117,657, adjusted for amortization of debt issuance costs of $16,950 and accretion of our original issuance discount related to our senior secured term loan facility of $386. The primary contributors to the changes in assets and liabilities were reductions in Match funded advances of $550,371 and increases in debt service accounts of $36,134, Related party receivables of $42,951 and Related party payables of $10,439. The remainder of the changes in assets and liabilities relates to a net increase in cash flows from operations due to movements in other assets and other liabilities of $8,691.

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

Our investing activities used $4,178,682 of cash during the year ended December 31, 2013, which primarily related to our acquisition of Rights to MSRs and Match funded advances associated with our four asset purchases from Ocwen. We paid $415,995 to Ocwen for Notes receivable - Rights to MSRs and $3,842,536 for Match funded advances. Finally, we had a reduction in Notes receivable - Rights to MSRs of $79,849, which is attributable to UPB runoff and the application of the interest method.

Our financing activities provided $3,565,121 of cash. New ordinary share issuances during the period provided $334,390 of cash, offset by offering costs of $839. We borrowed $3,451,263 on our servicing advance financing facilities related to our asset purchases from Ocwen, and overall, we had net proceeds from Match funded liabilities of $3,024,800 during the period. We received $344,750 in proceeds in connection with the issuance of debt under our senior secured term loan facility to help fund asset acquisitions from Ocwen.

These amounts were offset by payments of debt issuance costs of $28,794 and quarterly principal payments totaling $1,750 on our senior secured term loan facility. Additionally, we paid dividends of $107,436.

Year ended December 31, 2012. Our operating activities provided $90,648 of cash. Components of operating cash flow included amounts provided by changes in assets and liabilities, such as reductions in Match funded advances of $142,403 and by our Net income of $19,617, adjusted for amortization of debt issuance costs of $6,960. Match funded advance reductions were in the normal course of business and reflect the collection of our outstanding Match funded advances. These proceeds were used to pay down related Match funded liabilities. Debt issuance costs are associated with our Match funded liability activities and relate to various legal, accounting, rating agency and banking related expenses. We amortize these expenses over their estimated life, which is tied to the expected term of the respective Match funded liability for which a debt issuance costs is associated. Other changes in assets and liabilities primarily relate to debt service accounts and Related party receivables. We had an increase in debt service accounts of $52,990, which is a reflection of both timing and the scale of the funding and subsequent collection of our Match funded advances. The increase in Related party receivables is due to: servicing fees collected by Ocwen prior to December 31, 2012, of $4,966; in-transit Match funded advance collections made on our behalf of $21,265; professional services fees receivables of $1,322, which were earned as part of the Ocwen Professional Services Agreement; and smaller other related party receivables, which amount to $718 in the aggregate. Additional cash flows were used by increases in other assets of $26 and generated from increases in Related party payables of $1,465 (the majority of which was due to subservicing fees payable to Ocwen) and increases in other liabilities of $1,490, which is the net of an increase of $2,234 in interest expense payable, partially offset by decreases in accrued professional services.

Our investing activities used $3,198,602 of cash, which was primarily related to the acquisition of Rights to MSRs, Match funded advances and other related assets, net of liabilities assumed in connection with our acquisitions during the year. We acquired Notes receivable – Rights to MSRs ($316,622), Match funded advances ($2,825,817) and the net assets of an Ocwen advance financing SPE ($76,334) from Ocwen. Subsequent to acquisition, our Notes receivable – Rights to MSRs had reductions of $20,171, which is attributable to UPB run-off and the application of the interest method.

Our financing activities provided $3,183,719 of cash. We had three equity offerings during 2012, which provided $885,457 of cash, net of underwriting and advisory fees. Our offering proceeds were further offset by offering costs of $5,099, which related to various, legal, accounting and printing costs associated with our offerings. We borrowed $2,394,327 on our servicing advance financing facility related to the asset purchases from Ocwen. Our initial borrowings from asset purchases were offset by repayments to the facility of $61,841 during the year. Repayments are made in conjunction with the collection of our outstanding Match funded advances. In order to secure borrowings on our servicing advance financing facilities we incur various legal, accounting, rating agency and banking related expenses. We account for these as debt issuance costs, and our total payments during the year for debt issuance costs were $10,808. Lastly, we paid dividends of $18,317.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER MATTERS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and to meet all contractual obligations as they come due. The only such contractual obligations as of December 31, 2014, relates to payments on our Other borrowings and our license to operate within the Special Economic Zone in the Cayman Islands (the "SEZ License").

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Other borrowings (1)	$1,276,911	$867,104	$37,902	$37,380	$334,525
SEZ License (2)	1,667	336	1,008	323	—
Total contractual cash obligations	$1,278,578	$867,440	$38,910	$37,703	$334,525

(1)
We include the scheduled principal and interest payments on our Other borrowings based on the maturity date as of December 31, 2014. Refer to Part II, Item 8, "Financial Statements and Supplementary Data – Note 8, Other Borrowings" for further information regarding our Other borrowings.

(2)	Our SEZ License requires monthly payments of $28 and has an expiration date of December 17, 2019.

We exclude our Match funded liabilities from our contractual obligations because they represent non-recourse debt that has been collateralized by Match funded advances, which are not available to satisfy general claims against HLSS. Holders of the notes issued by the Match Funded Advance SPEs have no recourse against any assets other than the Match funded advances that serve as collateral for the securitized debt.

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

Involvement with SPEs. We use SPEs in the financing of our Match funded advances and Loans held for investment. We use securitization facilities to finance these assets. The SPEs to which these assets are transferred in these securitization transactions are included in our Consolidated Financial Statements because we are the primary beneficiary of the SPEs, which are also VIEs. The holders of the debt of the Match Funded Advance SPEs can look only to the assets of the SPEs for satisfaction of the debt and have no recourse against HLSS. The holders of the debt of the Mortgage Loan SPEs have recourse against HLSS if the assets of the SPE are not able to satisfy the debt of the SPE.

VIEs. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our Consolidated Financial Statements. As of December 31, 2014, 2013 and 2012, all of our VIEs are fully consolidated.

Related Parties

We have entered into various agreements with Ocwen and Altisource. William C. Erbey, our founder and the former Chairman of our Board of Directors, was also the Chairman of the Board of Directors of Ocwen and Altisource until January 16, 2015.

We entered into the Purchase Agreement and Subservicing Agreement with Ocwen pursuant to which we may engage Ocwen to act as the servicer of pools of residential mortgage loans underlying the mortgage servicing rights that we acquire from Ocwen under the terms of the Purchase Agreement and related sales supplements specific to each transaction. The specific terms of the servicing arrangement with respect to each pool of mortgage loans, including the mortgage loans underlying the Rights to MSRs purchased by us pursuant to the Purchase Agreement, are (and may be in the future) documented pursuant to separate sale supplements and subservicing supplements to the Subservicing Agreement.

For the years ended December 31, 2014, 2013 and 2012, we earned servicing fees of $736,123, $633,377 and $117,789, respectively, of which we paid subservicing fees to Ocwen of $357,747, $317,702 and $50,173, respectively.

Ocwen is also the named servicer of the EBO Pool 1 Transaction loans and RPLs with an aggregate UPB of $934,906, and we are required to pay Ocwen a monthly fee for the servicing activities it performs. During the year ended December 31, 2014, we incurred servicing fees of $896 on the Loans held for investment serviced by Ocwen ($0 for the years ended December 31, 2013 and 2012).

In connection with the EBO Pool 1 Transaction, we are entitled under the terms of the related purchase agreement to receive interest at the interest rates of the underlying loans less the servicing fee paid to Ocwen, and we paid a premium of $7,207 at acquisition for this right. To the extent that interest due under the terms of the underlying loans is not collected from the borrower, from liquidation of the collateral or from FHA claims, Ocwen is obligated to pay the remaining unpaid interest less the servicing fee. During 2014, Ocwen made $108 of such payments to us. At December 31, 2014, the maximum potential amount of such payments was $10,555.

On May 1, 2014, we entered into an agreement with Ocwen to finance servicing advances totaling $20,157 and to finance future advances. The aggregate balance of servicing advances we financed for Ocwen was $84,107 at December 31, 2014 ($0 at December 31, 2013 and 2012). We receive interest income on these receivables at a rate of 1-month LIBOR plus a spread ranging from 450 to 550 bps. We record this interest income as Interest income – other in the Consolidated Statements of Operations. During the year ended December 31, 2014, we earned interest income on financing of servicing advances of $3,233 ($0 during the years ended December 31, 2013 and 2012). Ocwen owed us $364 for interest accrued on financing of servicing advances as of December 31, 2014 ($0 as of December 31, 2013 and 2012).

Services provided by us pursuant to the Ocwen Professional Services Agreement may include valuation and analysis of mortgage servicing rights, capital markets activities, advance financing management, treasury management, legal services and other similar services. Services provided by Ocwen under this agreement may include business strategy, legal, tax, licensing and regulatory compliance support services, risk management services and other similar services. The Ocwen Professional Services Agreement has an initial term of six years. The agreement is subject to termination by either party upon the occurrence of certain events.

At December 31, 2014 and 2013, Ocwen owed us $33 and $655 for professional services provided pursuant to the Professional Services Agreement. During the year ended December 31, 2014, we earned fees of $1,843 ($1,811 during the year ended December 31, 2013 and $2,316 during the year ended December 31, 2012) for services provided to Ocwen pursuant to the Professional Services Agreement. Additionally, during the year ended December 31, 2014, we incurred fees of $463 ($555 during the year ended December 31, 2013 and $100 during the year ended December 31, 2012) for services received from Ocwen pursuant to the Professional Services Agreement. Revenue and expenses from the Professional Services Agreement are included within Related party revenue and Related party expenses, respectively.

Services provided to us pursuant to the Altisource Administrative Services Agreement may include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The Altisource Administrative Services Agreement is effective for an initial term of six years, subject to extension for an additional six years, and is subject to termination by either party upon the occurrence of certain events.

During the year ended December 31, 2014, we incurred fees of $990 ($845 during the year ended December 31, 2013 and $655 during the year ended December 31, 2012) for services provided to us pursuant to the Altisource Administrative Services Agreement. We reported these amounts within Related party expenses.

We use actual costs incurred plus a 15% mark-up for our revenues and expenses related to our Professional Services Agreement with Ocwen and for expenses related to our Altisource Administrative Services Agreement. See Item 8, "Consolidated Financial Statements – Note 17, Related Party Transactions" for more information regarding our related party transactions.

Subsequent Events

Subsequent to our balance sheet date of December 31, 2014:

•
On January 9, 2015, we declared a monthly dividend of $0.18 per ordinary share with respect to January, February and March 2015. The dividends will be payable to holders of record of our ordinary shares as follows:

Record Date	Payment Date	Amount per Ordinary Share
January 30, 2015	February 10, 2015	$0.18
February 27, 2015	March 10, 2015	$0.18
March 31, 2015	April 10, 2015	$0.18

•	On January 12, 2015, we paid cash dividends of $12,783 or $0.18 per ordinary share.

•
On January 15, 2015, we amended the Series 2012 VF 1 Notes, the Series 2012 VF 2 Notes, and the Series 2012 VF 3 Notes i) to increase the maximum principal balance of each note by $100 million for the period commencing January 15, 2015, and ending April 15, 2015, and ii) to modify the advance rate for each of the notes until certain criteria are met;

•
On January 19, 2015, we amended the Series 2013 VF 1 Notes i) to extend the expected repayment date of the notes from February 13, 2015, to December 3, 2015, ii) to incorporate additional designated servicing agreements as collateral for the notes, and iii) to set the maximum principal balance of the notes at $525 million and to prescribe the circumstances whereby the maximum principal balance of the notes will be increased by $100 million to $625 million for a period of six months and, after the expiration of such period, then reduced to $550 million; and

•	On February 10, 2015, we paid cash dividends of $12,783 or $0.18 per ordinary share.

•
On February 20, 2015, we sold our RPL portfolio to an unrelated third party purchaser for a total purchase price of $337.6 million, subject to a 5% holdback pending completion of the purchaser's due diligence. A portion of the sale proceeds were used to terminate the RPL Facility. We recognized an immaterial gain on this sale.

•
On February 22, 2015, we entered into the Old Merger Agreement with NRZ and Merger Sub, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub would merge with and into us.

•	On February 27, 2015, we amended the EBO Facility to extend the maturity date to May 1, 2015.

•	During the month of February 2015, our management developed a management plan that included the following elements:

◦	Entering into the Old Merger Agreement with NRZ;

◦	Negotiating certain commitments from various lenders for replacement advance financing, though never consummated;

◦	Selling our entire portfolio of RPLs for an immaterial gain and concurrently repaying the related borrowings in full;

◦	Marketing our GNMA EBO loan portfolios and extending the maturity of the related borrowings to allow for continued marketing;

◦
Working closely with our legal counsel to address BlueMountain’s allegations of default, which we believe are without merit, and any potential impact of such allegations on our advance financing facilities; and

◦
Amending our senior secured term loan facility agreement to extend the deadline to furnish annual financial statements to April 10, 2015, to amend certain terms of cross default to our advance financing facilities and to permit an amendment to the Ocwen Subservicing Agreement.

•
On March 3, 2015, we filed a Form 12b-25 indicating that additional time to complete our Annual Report on Form 10-K for the year ended December 31, 2014 was necessary in order to complete the assessment of recent events related to our business and determine the impact on our financial statements and related disclosures.

•	On March 10, 2015, we paid cash dividends of $12,783 or $0.18 per ordinary share.

•
On March 18, 2015, we filed a Form 8-K indicating that we required additional time to prepare information related to our ability to operate as a going concern and to provide such information to our auditors for the purposes of their audit of our financial statements for the year ended December 31, 2014.

•
On March 20, 2015, we entered into an amendment to our senior secured term loan facility agreement (the "Amendment"). Pursuant to the Amendment, the deadline for the Company to furnish its annual financial statements was extended to April 10, 2015, and certain terms of cross default to the Company's advance financing facilities were amended. In addition, consent was granted to permit certain amendments to the Ocwen Subservicing Agreement.

•
On April 6, 2015, HLSS, HLSS Holdings and Ocwen entered into an amendment to the Purchase Agreement and the sale supplements (effective upon completion of the Asset Sale described below) to, among other things, (i) obtain Ocwen's consent to the assignment by HLSS of its interest under the Purchase Agreement and each sale supplement, (ii) provide that HLSS Holdings will not become the named servicer in connection with any Rights to MSRs, or direct the replacement of Ocwen as named servicer, before April 6, 2017 except under certain limited circumstances, (iii) extend the scheduled term of Ocwen's servicing appointment under each sale supplement until the earlier of 8 years from the date of such sale supplement and April 30, 2020, and (iv) provide that Ocwen will reimburse HLSS Holdings for certain increased financing costs resulting from servicer rating downgrades of Ocwen. In addition, under such amendment (x) Ocwen agrees to exercise any “clean-up call” rights under any servicing agreement related to Rights to MSRs only at the direction of HLSS and to sell to HLSS, on an “as-is” basis, the economic beneficial interest in the right to purchase the mortgage loans and other assets in the trust for each designated servicing agreement pursuant to such clean-up call rights and (y) HLSS agrees to pay to Ocwen a fee equal to 0.50% of  the outstanding balance of the performing mortgage loans purchased in connection with any such exercise and to pay Ocwen’s related costs and expenses of exercise.

•
On April 6, 2015, to best address concerns relating to our ability to operate as a going concern and the associated impact on our business on an expedited basis, we agreed with NRZ and Merger Sub to terminate the Old Merger Agreement and immediately complete the Asset Sale. The Asset Sale was made in accordance with the terms and conditions of the NRZ Purchase Agreement. In connection with the Asset Sale, among other things, (i) HLSS MSR-EBO acquired substantially all of the assets of the Company (including all of the issued share capital of Luxco 1B) and (ii) HLSS Advances acquired all of the issued share capital of Luxco 1A and assumed substantially all of the liabilities of the Company, including certain post-closing liabilities of the Company. In exchange, the Company received an amount in cash equal to $1.0 billion plus 28,286,980 newly issued shares of NRZ common stock with a par value $0.01 per share. In conjunction with the Asset Sale, our senior secured term loan facility was retired.

•
Concurrently with the execution of the NRZ Purchase Agreement, our Board of Directors adopted and approved the Liquidation Plan, pursuant to which we will (1) cease our business activities other than such activities that are necessary to carry out the provisions of the Liquidation Plan, (2) pay or make adequate provision for operating expenses expected to be incurred through the completion of the Liquidation Plan, and (3) distribute to our shareholders in one or more distributions, (a) the cash received by the Company in the Asset Sale and the net proceeds from the sale of NRZ common stock received by the Company in the Asset Sale, less (b) amounts used to pay the liabilities of the Company and less a reserve in the amount of $50 million that will be held by the Company at the discretion of the Board to ensure that the

Company will be able to meet known and unknown liabilities up to the date of the consummation of the transactions contemplated by the New Merger or, if the transactions contemplated by the New Merger are not consummated, the date of the final liquidating distribution after settlement of the liabilities and to ensure that the Company has available resources in the event that it is necessary to enforce against third parties any contractual or other rights of the Company or its officers or directors. If the New Merger is consummated, our shares will be converted automatically into the right to the Merger Consideration.  If the New Merger is not consummated and post-closing expenses and liabilities do not exceed $50 million, it is anticipated that a further cash distribution will be made to shareholders.

•
Immediately following the closing of the Asset Sale contemplated by the NRZ Purchase Agreement, we entered into: (i) the New Merger Agreement with NRZ and Merger Sub, pursuant to which, among other things, the Company will be merged with and into Merger Sub, with the Company ceasing its corporate existence and Merger Sub surviving the New Merger, (ii) a Services Agreement, pursuant to which HLSS Advances Acquisition Corp. will provide us with certain services following the consummation of the Asset Sale, including, among other things, handling (including defending, prosecuting or resolving) all claims, disputes or controversies (including any litigation, arbitration, governmental investigations or inquiries or any other proceedings or negotiations) in which the Company is a party or may otherwise be involved and (iii) a Registration Rights Agreement to memorialize certain rights relating to the registration of shares of NRZ common stock to be held by the Company upon the closing of the Asset Sale. On the terms and subject to the conditions set forth in the New Merger Agreement, at the Effective Time each of the Company Shares issued and outstanding immediately prior to the Effective Time (other than Company Shares owned by any direct or indirect wholly-owned subsidiary of NRZ (other than Merger Sub) or of Merger Sub and Company Shares as to which dissenters’ rights have been properly exercised) will be converted automatically into the right to receive the Merger Consideration. The parties’ obligations to consummate the New Merger are subject to certain closing conditions, including approval of the New Merger by the requisite vote of the shareholders, the absence of any legal restraints that would prohibit the consummation of the New Merger and other conditions customary for a transaction of this type. Each of us, NRZ and Merger Sub has made certain customary representations, warranties and covenants in the New Merger Agreement, including, among other things, covenants related to the conduct of our business during the interim period between the execution of the New Merger Agreement and the consummation of the New Merger. The New Merger Agreement provides for certain termination rights for both us and NRZ, including, if approval of the New Merger by the requisite vote of the shareholders is not obtained or if the New Merger is not consummated by the nine month anniversary of the date of the New Merger Agreement.

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

Valuation of Notes Receivable – Rights to MSRs and Recognition of Interest Income

ASC 860, Transfers and Servicing, specifically prohibits accounting for a transfer of servicing rights as a sale if legal title to such servicing rights has not passed to the purchaser. As a result, we are required to account for the purchase of the Rights to MSRs as a financing transaction. We record the purchase price paid to Ocwen as a “Notes receivable – Rights to MSRs.” At each reporting date, we determine the fair value and adjust the carrying value of the Notes receivable – Rights to MSRs to this amount. Interest income – notes receivable – Rights to MSRs represents the servicing fees earned on the underlying mortgage servicing rights less any amounts due to Ocwen for the servicing activities that it performs. In addition, Interest income – Notes receivable – Rights to MSRs is reduced by amortization of the Notes receivable – Rights to MSRs due to UPB run off and is increased or decreased by incremental changes in the fair value of the Note receivable – Rights to MSRs. Interest income is our primary source of income. See Part II, Item 8, “Financial Statements and Supplementary Data – Note 12, Interest Income” for more information about how we calculate Interest income – Notes receivable – Rights to MSRs.

We established the value of the Notes receivable – Rights to MSRs based on appraisals prepared with the assistance of independent valuation firms. The most significant assumptions used in the appraisal are:

•	Discount rates reflecting the risk of earning the future income streams from the Notes receivable – Rights to MSRs;

•	Interest rate used for calculating the cost of servicing advances;

•	Mortgage loan prepayment projections of the related mortgage lifetime projected prepayment rate; and

•	Delinquency rate projections of the aggregate UPB of the underlying mortgage loans.

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

RECENT ACCOUNTING DEVELOPMENTS

See Part II, Item 8, “Financial Statements and Supplementary Data – Note 1, Summary of Significant Accounting Policies – Recent Accounting Pronouncements”.

Supplementary Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue	$101,199	$97,288	$95,137	$106,127
Operating expenses	5,807	3,914	4,476	4,256
Income from operations	95,392	93,374	90,661	101,871
Interest expense	42,040	44,146	40,001	37,511
Income before income taxes	53,352	49,228	50,660	64,360
Income tax benefit (expense)	(622)	(14)	—	—
Net income	$52,730	$49,214	$50,660	$64,360

Basic earnings per share	$0.74	$0.69	$0.71	$0.91

Diluted earnings per share	$0.74	$0.69	$0.71	$0.91

	Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenue	$45,372	$79,635	$66,449	$48,376
Operating expenses	3,659	3,612	2,562	2,037
Income from operations	41,713	76,023	63,887	46,339
Interest expense	35,715	36,080	20,034	18,242
Income before income taxes	5,998	39,943	43,853	28,097
Income tax benefit (expense)	582	(777)	(27)	(12)
Net income	$6,580	$39,166	$43,826	$28,085

Basic earnings per share	$0.09	$0.55	$0.76	$0.50

Diluted earnings per share	$0.09	$0.55	$0.76	$0.50

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Liquidity Risk

See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional discussion of liquidity and related risks.

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

If interest rates increase by 1% on our variable-rate borrowing and interest-earning account balances, we estimate a net positive impact of approximately $8,655 resulting from an increase of $11,079 in annual interest income compared to an increase of $2,424 in annual interest expense based on December 31, 2014, balances.

December 31, 2014
Variable-rate borrowings outstanding (1)	$1,039,018
Fixed-rate borrowings outstanding	3,463,000
Custodial account balances (2)	896,787
Notional balance of interest rate swaps (3)	510,905

(1)
A portion of this balance is attributable to our senior secured term loan facility, which has an interest rate of 1-Month LIBOR plus 3.50% with a 1.00% LIBOR floor. We also include the outstanding balance of our EBO Facility and RPL Facility which have an interest rate of 1-Month LIBOR plus 3.05% and plus 2.50%, respectively. We use the EBO Facility and the RPL Facility to finance our Loans held for investment which are primarily fixed rate loans. Because we finance our fixed rate Loans held for investment using variable rate borrowings, we face interest rate risk related to our Loans held for investment in a rising interest rate environment; however, this risk is partially offset by the interest earned on our variable rate custodial account balances. This balance also includes the Note Facility, which has an interest rate of 1-Month LIBOR plus 1.15%. Lastly, we adjusted this balance to exclude financing of advances over the predetermined advance ratio because the performance-based incentive fee payable to Ocwen in any month will be reduced by an amount equal to 1-Month LIBOR plus 275 bps per annum of the amount of any such excess servicing advances if the advance ratio exceeds a predetermined level for that month.

(2)
Custodial account balances represent collections related to our Rights to MSRs that earn interest at a variable rate. These balances are in transit to the owners of the mortgage loans underlying our Rights to MSRs and are therefore excluded from our Consolidated Balance Sheet.

(3)
This amount relates to the non-forward starting interest rate swaps that we use to hedge our exposure to rising interest rates on a portion of our outstanding variable-rate borrowings. This amount is excluded from our Consolidated Balance Sheet.

Our Consolidated Balance Sheet at December 31, 2014, includes $210,009 of interest-earning cash accounts and $1,077 of interest-earning collateral accounts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Supplementary Quarterly Financial Data" for supplementary data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Home Loan Servicing Solutions, Ltd.:

We have audited the accompanying consolidated balance sheets of Home Loan Servicing Solutions, Ltd. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1A to the consolidated financial statements, the Company conducts a substantial amount of its business with Ocwen Financial Corporation ("Ocwen"), a related party. Ocwen has been and is subject to a number of federal and state regulatory matters and there are other challenges and uncertainties that could have significant adverse effects on its business. Note 1A also discusses the implications of these matters to the Company and includes details of the sale of substantially all of the Company’s assets.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 6, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
April 6, 2015

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$210,009	$87,896
Match funded advances	6,121,595	6,387,781
Notes receivable – Rights to MSRs	614,465	633,769
Loans held for investment	815,663	—
Related party receivables	94,401	70,049
Deferred tax assets	491	1,024
Other assets	281,475	130,153
Total assets	$8,138,099	$7,310,672
Liabilities and Equity
Liabilities
Match funded liabilities	$5,624,088	$5,715,622
Other borrowings	1,182,328	343,386
Dividends payable	12,783	10,653
Income taxes payable	173	682
Deferred tax liabilities	491	1,266
Related party payables	14,503	10,732
Other liabilities	12,454	11,884
Total liabilities	6,846,820	6,094,225
Commitments and Contingencies (See Note 18)
Equity
Equity – Ordinary shares, $.01 par value; 200,000,000 shares authorized; 71,016,771 shares issued and outstanding at December 31, 2014 and December 31, 2013	710	710
Additional paid-in capital	1,210,300	1,210,057
Retained earnings	79,133	3,513
Accumulated other comprehensive income, net of tax	1,136	2,167
Total equity	1,291,279	1,216,447
Total liabilities and equity	$8,138,099	$7,310,672

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

For the years ended December 31,	2014	2013	2012
Revenue
Interest income – notes receivable – Rights to MSRs	$361,060	$235,826	$47,445
Interest income – other	36,446	2,195	109
Total interest income	397,506	238,021	47,554
Related party revenue	1,843	1,811	2,316
Other revenue	402	—	—
Total revenue	399,751	239,832	49,870
Operating expenses
Compensation and benefits	6,351	5,825	3,751
Related party expenses	2,349	1,400	755
General and administrative expenses	9,753	4,645	1,644
Total operating expenses	18,453	11,870	6,150
Income from operations	381,298	227,962	43,720
Other expense
Interest expense	163,698	110,071	24,057
Total other expense	163,698	110,071	24,057
Income before income taxes	217,600	117,891	19,663
Income tax expense	636	234	46
Net income	$216,964	$117,657	$19,617
Earnings per share
Basic	$3.05	$1.83	$1.14
Diluted	$3.05	$1.83	$1.14
Weighted average shares outstanding
Basic	71,016,771	64,132,383	17,230,858
Diluted	71,020,808	64,132,383	17,230,858

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

For the years ended December 31,	2014	2013	2012
Net income	$216,964	$117,657	$19,617
Other comprehensive income (loss), before tax:
Change in the value of designated cash flow hedges	(2,147)	4,382	(1,076)
Total other comprehensive income (loss), before tax	(2,147)	4,382	(1,076)
Income tax related to items of other comprehensive income (loss):
Tax benefit (expense) on change in the value of designated cash flow hedges	1,116	(1,139)	—
Total income tax benefit (expense) related to items of other comprehensive income (loss)	1,116	(1,139)	—
Total other comprehensive income (loss), net of tax	(1,031)	3,243	(1,076)
Total comprehensive income	$215,933	$120,900	$18,541

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) net of Tax	Total
	Shares	Amount
Balance at December 31, 2011	20,000	$—	$300	$(291)	$—	$9
Net income	—	—	—	19,617	—	$19,617
Other comprehensive loss, net of tax	—	—	—	—	(1,076)	$(1,076)
Issuance of ordinary shares, net of costs	55,864,718	559	879,293	—	—	$879,852
Declaration of cash dividends ($1.45 per share)	—	—	(2,936)	(22,087)	—	$(25,023)
Balance at December 31, 2012	55,884,718	$559	$876,657	$(2,761)	$(1,076)	$873,379

Net income	—	—	—	117,657	—	$117,657
Other comprehensive income, net of tax	—	—	—	—	3,243	$3,243
Issuance of ordinary shares, net of costs	15,132,053	151	333,400	—	—	$333,551
Declaration of cash dividends ($1.70 per share)	—	—	—	(111,383)	—	$(111,383)
Balance at December 31, 2013	71,016,771	$710	$1,210,057	$3,513	$2,167	$1,216,447

Net income	—	—	—	216,964	—	216,964
Other comprehensive loss, net of tax	—	—	—	—	(1,031)	(1,031)
Share-based compensation	—	—	243	(21)	—	222
Declaration of cash dividends ($1.99 per share)	—	—	—	(141,323)	—	(141,323)
Balance at December 31, 2014	71,016,771	$710	$1,210,300	$79,133	$1,136	$1,291,279

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the years ended December 31,	2014	2013	2012
Cash flows from operating activities
Net income	$216,964	$117,657	$19,617
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	19,543	16,950	6,960
Accretion of original issue discount on other borrowings	750	386	—
Net amortization of purchase premiums and discounts on Loans held for investment	4,909	—	—
Accretion of Loans held for investment	(9,575)	—	—
Share-based compensation expense	243	—	—
Changes in assets and liabilities:
Decrease in Match funded advances	266,186	550,371	142,403
Increase in debt service accounts	(24,615)	(36,134)	(52,990)
Decrease (increase) in related party receivables	59,756	(42,951)	(28,271)
Increase in related party payables	3,771	10,439	1,465
Increase in other assets	(22,004)	(229)	(26)
Decrease (increase) in other liabilities	(959)	8,920	1,490
Net cash provided by operating activities	514,969	625,409	90,648
Cash flows from investing activities
Purchase of Notes receivable – Rights to MSRs	—	(415,995)	(316,622)
Reduction in Notes receivable – Rights to MSRs	19,304	79,849	20,171
Purchase of Loans held for investment	(1,041,871)	—	—
Repayments of Loans held for investment	121,311	—	—
Cash used in related party servicing advance financing transactions	(86,289)	—	—
Cash proceeds from related party servicing advance financing transactions	2,181	—	—
Acquisition of advances in connection with the purchase of Residential Mortgage Assets	—	(3,842,536)	(2,902,151)
Net cash used in investing activities	(985,364)	(4,178,682)	(3,198,602)
Cash flows from financing activities
(Repayments of) proceeds from Match funded liabilities, net	(91,534)	3,024,800	2,332,486
Proceeds from Other borrowings	927,333	344,750	—
Payment of Other borrowings	(89,141)	(1,750)	—
Payment of debt issuance costs	(14,957)	(28,794)	(10,808)
Proceeds from issuance of ordinary shares	—	334,390	885,457
Payment of offering costs	—	(839)	(5,099)
Payment of dividends to shareholders	(139,193)	(107,436)	(18,317)
Net cash provided by financing activities	592,508	3,565,121	3,183,719
Net increase in cash	122,113	11,848	75,765
Cash and cash equivalents at beginning of period	87,896	76,048	283
Cash and cash equivalents at end of period	$210,009	$87,896	$76,048
Supplemental cash flow information
Interest paid	$141,817	$119,428	$31,094
Taxes paid	271	499	—
Supplemental non-cash investing activities
Increase in claims receivable from FHA	$109,563	$—	$—
Supplemental non-cash financing activities
Dividends declared but not paid	$12,783	$10,653	$6,706
Offering costs accrued but not paid	—	—	506
Debt issuance costs accrued but not paid	127	44	—

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise stated, except share data)

1A. ORGANIZATION AND RELATED PARTIES; REGULATORY ENVIRONMENT, OCWEN MATTERS AND RELATED CONTINGENCIES; OTHER RECENT DEVELOPMENTS

Organization and Related Parties

Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiaries (collectively referred to throughout as “HLSS”, “us”, “our”, “we”, or the “Company”) are engaged in the business of acquiring assets whereby we acquire the rights to receive the servicing fees less compensation to the current servicer for their servicing activities (“Rights to MSRs”), servicing advances associated with our Rights to MSRs, whole loans held for investment, and other residential mortgage-related assets (“Residential Mortgage Assets”). We have not originated mortgage loans. We engaged Ocwen Financial Corporation (together with its subsidiaries, collectively "Ocwen") and another residential mortgage loan servicer to service the mortgage loans underlying our Residential Mortgage Assets and therefore have not and do not intend to develop our own mortgage servicing platform.

We entered into various agreements with Ocwen and Altisource Portfolio Solutions, S.A. (“Altisource”) in connection with our Initial Public Offering on March 5, 2012. William C. Erbey, our founder and the former Chairman of our Board of Directors, was also the Chairman of the Board of Directors of Ocwen and Altisource until January 16, 2015.

We conduct a substantial amount of business with Ocwen and are heavily reliant on Ocwen and Altisource in the conduct of our operations. Conflicts may arise between us and Ocwen or Altisource because of the ongoing agreements we have with them or because of the nature of our respective businesses. Our results of operations may have differed significantly from our reported results if we did not have agreements in place with Ocwen and Altisource. See Note 17 for further discussion.

Regulatory Environment, Ocwen Matters and Related Contingencies

Ocwen has been and is subject to certain federal and state regulatory matters and other challenges and uncertainties associated with its business.

We are dependent on Ocwen as the subservicer for the Notes receivable – Rights to MSRs, and Ocwen’s servicing practices may impact the value of certain of our assets. We may be adversely impacted:

•	By regulatory actions taken against Ocwen;

•	By a default by Ocwen under its debt agreements;

•	By further downgrades in Ocwen's servicer rating;

•	If Ocwen fails to ensure its servicing advances comply with the terms of its pooling and servicing agreements ("PSAs");

•	If Ocwen were terminated as servicer under certain PSAs;

•	If Ocwen becomes subject to a bankruptcy proceeding; or

•
If Ocwen fails to meet its obligations or is deemed to be in default under the indenture governing Notes issued by the HSART Trust (as defined below), including the allegations of certain events of default related to the Ocwen servicer downgrade and other regulatory matters by BlueMountain Capital Management LLC (“BlueMountain”).

A summary of such matters, the related impact on our business and the Company's plan to address such matters are as follows.

Ocwen Regulatory Matters

Ocwen has publicly announced that, on December 19, 2013, Ocwen reached an agreement involving the Consumer Financial Protection Bureau ("CFPB"), various state attorneys general and other agencies that regulate the mortgage servicing industry, which agreement was approved by consent judgment by the U.S. District Court for the District of Columbia on February 26, 2014. According to Ocwen's disclosure, the key elements of the agreement are as follows:

•	A commitment by Ocwen to service loans in accordance with specified servicing guidelines and to be subject to oversight by an independent national monitor for three years;

•
A payment of $127.3 million to a consumer relief fund to be disbursed by an independent administrator to eligible borrowers. In May 2014, Ocwen satisfied this obligation with regard to the consumer relief fund, $60.4 million of which is the responsibility of former owners of certain servicing portfolios acquired by Ocwen pursuant to indemnification and loss sharing provisions in the applicable agreements; and

•	A commitment by Ocwen to continue its principal forgiveness modification programs to delinquent and underwater borrowers in an aggregate amount of $2.0 billion over three years.

On December 22, 2014, Ocwen announced that it had reached a settlement agreement with the New York Department of Financial Services (the "NY DFS") related to investigations into Ocwen's mortgage servicing practices in the State of New York. According to Ocwen's disclosure, the key elements of the agreement are as follows:

•	Payment of $100 million to the NY DFS to be used by the State of New York for housing, foreclosure relief and community redevelopment programs;

•	Payment of $50 million as restitution to certain New York borrowers;

•
Installation of a NY DFS Operations Monitor to review and assess the adequacy and effectiveness of Ocwen's operations for a period of two years, which may be extended another twelve months at the option of the NY DFS;

•	Requirements that Ocwen will not share any common officers or employees with any related party and will not share risk, internal audit or vendor oversight functions with any related party;

•	Requirements that certain Ocwen employees, officers and directors be recused from negotiating or voting to approve certain transactions with a related party;

•	Resignation of Ocwen's Chairman of the Board from the Board of Directors of Ocwen and at related companies, including HLSS; and

•	Restrictions on Ocwen's ability to acquire new mortgage servicing rights.

On January 23, 2015, Ocwen announced that it had reached a settlement agreement with the California Department of Business Oversight (“CA DBO”) in relation to an action dated October 3, 2014, in the State of California. According to Ocwen's disclosure, the key elements of the agreement are as follows:

•	Payment of $2.5 million;

•	Engagement of an independent auditor to assess Ocwen’s compliance with laws and regulations impacting California borrowers for a period of at least two years; and

•
Prevention of Ocwen from acquiring additional mortgage servicing rights for loans secured in the State of California until the CA DBO is satisfied that Ocwen can satisfactorily respond to the requests for information and documentation made in the course of a regulatory exam.

According to Ocwen's public disclosure, on April 28, 2014, Ocwen received a letter from the staff of the New York Regional Office of the SEC informing Ocwen that the SEC was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 22, 2014 surrender of certain options to purchase its common stock by Mr. Erbey, its former Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. On June 12, 2014, Ocwen received a subpoena from the SEC requesting production of various documents relating to its business dealings with HLSS, Altisource, Altisource Asset Management Corporation (“AAMC”) and Altisource Residential Corporation (“Residential”) and the interests of its directors and executive officers in these companies. Ocwen has also disclosed that it received an additional subpoena from the SEC related to its amendments to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Other Ocwen Matters

Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”), Fitch Ratings Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”) rate Ocwen as a mortgage servicer. Each of these rating agencies has downgraded Ocwen’s servicer rating within the last six months. On January 29, 2015, Moody’s downgraded Ocwen’s servicer quality (“SQ”) assessment from “SQ3+” to “SQ3-” as a primary servicer of subprime residential loans and as a special servicer of residential mortgage loans. During February 2015, Fitch downgraded Ocwen's residential primary servicer rating for subprime products from “RPS3” to “RPS4,” and Morningstar downgraded its rating to “MOR RS3.” Three of these rating agencies currently have Ocwen’s ratings outlook as “negative” or “on review for downgrade.” Additionally, Ocwen is subject to quantitative and qualitative agency servicer rating criteria which may have subjective interpretations. Certain of our advance financing facilities (described further in Note 7) require that our servicers or subservicers maintain specified servicer ratings, and failure by our servicers or subservicers to maintain the minimum rating could result in adverse adjustments to our advance rates, liquidity and profitability. Failure to maintain minimum or specified ratings could adversely affect dealings with contractual counterparties, including GSEs and regulators. In addition, some PSAs also require that the servicer or subservicer maintain specified servicer ratings. The failure to maintain the specified rating could result in the termination of the servicer under such PSAs. If Ocwen is terminated as servicer, and if Ocwen is unable to make any applicable indemnification payments owed to us, we could lose a substantial portion or all of the value of the related Notes receivable – Rights to MSRs (see discussion of the BlueMountain allegations that follow).

During February and March 2015, Ocwen received two notices of servicer termination affecting four separate PSAs underlying our Notes receivable – Rights to MSRs due to servicer rating downgrades. While we believe the financial impact of the termination of servicing under these four PSAs would be immaterial to our overall financial condition, Ocwen could be subject to further terminations as a result of its failure to maintain required minimum servicer ratings, which could have an adverse effect on our business, financing activities, financial condition and results of operations.

Additionally, if Ocwen fails to ensure its servicing advances comply with the terms of the PSAs, then any such improperly made servicing advances may not be eligible for financing under our advance financing facilities and/or may not be reimbursable by the related securitization trusts or other owners of the mortgage loans. Ocwen may be unwilling or unable to make indemnification payments for losses we incur related to unrecoverable advances.

Our advance financing facilities and certain Other borrowings have cross default provisions to Ocwen’s senior secured term facility, and there may occur an event of default under Ocwen's senior secured debt facility.

If Ocwen becomes subject to a bankruptcy proceeding, our business could be materially and adversely impacted by potential court rulings or other actions or events, including, but not limited to, the following:

•
A sale of Residential Mortgage Assets or other assets could be re-characterized in an Ocwen bankruptcy proceeding as a financing secured by such Residential Mortgage Assets. If such a recharacterization occurs, the validity or priority of our security interest in the Residential Mortgage Assets or other assets could be challenged in a bankruptcy proceeding of Ocwen. If the sale of Residential Mortgage Assets or other assets is recharacterized as a secured financing, payments made by Ocwen to us prior to Ocwen commencing its bankruptcy proceeding could be challenged and subject to recovery as preferential transfers;

•	Payments made to us by Ocwen, or obligations incurred by Ocwen to us, could be challenged as fraudulent conveyances;

•
The purchase agreement with Ocwen pursuant to which we may agree to purchase mortgage servicing rights, associated servicing advances and other related assets from Ocwen from time to time (the “Purchase Agreement”) could be rejected in an Ocwen bankruptcy proceeding;

•	A bankruptcy court could stay a transfer of servicing to another servicer;

•	Ocwen could discontinue servicing;

•	The automatic stay under the United States Bankruptcy Code may prevent the ongoing receipt of servicing fees or other amounts due; or

•	A bankruptcy of Ocwen defaults our advance financing facilities and negatively impacts our ability to continue to purchase servicing advances.

In addition, Ocwen has disclosed that certain of its debt facilities will mature during 2015. If Ocwen is not able to repay or refinance these obligations as they come due, Ocwen may become the subject of a bankruptcy proceeding.

Any of the foregoing events could have a material adverse effect on our financial condition and operating results.

On January 23, 2015, counsel to BlueMountain, which has represented that it is the investment manager of funds that hold certain Series 2012-T2 and Series 2013-T3 Notes (the “Notes”, which are more fully described in Note 7) issued by HLSS Servicer Advance Receivables Trust (the “HSART Trust”), sent a letter to HLSS Holdings, LLC (“HLSS Holdings”), the HSART Trust, Ocwen and Deutsche Bank National Trust Company (the “Indenture Trustee”), asserting certain alleged events of default under the indenture governing Notes issued by the HSART Trust. BlueMountain has publicly stated that it has taken a “short position” on behalf of certain funds in the stock of HLSS and Ocwen. On February 20, 2015, counsel to BlueMountain sent another letter asserting certain alleged events of default under the indenture governing Notes issued by the HSART Trust. The alleged defaults are related to the Ocwen servicer downgrade and other regulatory matters described above. An event of default under the HSART Trust could result in the revolving facilities within HSART Trust to cease revolving, which would impact our ability to fund the purchase of advances.

On February 17, 2015, HLSS Holdings and our wholly-owned subsidiary HLSS Servicer Advance Facility Transferor, LLC, the depositor to the HSART Trust (the “Depositor”), entered into an agreement (the “Agreement”) with the Indenture Trustee.

Pursuant to the Agreement, the parties agreed, among other things, that during the term of the Agreement the Indenture Trustee will not commence a judicial proceeding to seek judicial guidance regarding the allegations made in the BlueMountain letter prior to April 15, 2015, and HLSS Holdings and the Depositor agreed to allow the Indenture Trustee to withhold from distribution certain excess funds that would otherwise be distributable to the Depositor in an amount up to the Interest Accrual Differential for the related interest accrual period under the HSART Trust indenture. The “Interest Accrual Differential” means, with respect to any interest accrual period under the HSART Trust indenture beginning with the interest accrual period relating to the February 17, 2015 monthly payment date thereunder and any class of HSART Trust notes issued prior to January 17, 2014, an additional 3.00% per annum over the effective interest rate. The Depositor and HLSS Holdings subsequently agreed to allow the Indenture Trustee to withhold on the same basis with respect to HSART Trust notes issued on or after January 17, 2014. The effect of this agreement will be to increase the amount deposited and held in Debt service accounts by approximately $11.8 million per month.

Management's Plan

On February 22, 2015, we entered into an Agreement and Plan of Merger (the “Old Merger Agreement”) with New Residential Investment Corp., a Delaware corporation (“NRZ”), and Hexagon Merger Sub, Ltd., a Cayman Islands exempted company and a wholly-owned subsidiary of NRZ (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub would merge with and into us (the “Old Merger”).

During the month of February 2015, our management developed a management plan that included the following elements:

•	Entering into the Old Merger Agreement with NRZ;

•	Negotiating certain commitments from various lenders for replacement advance financing, though never consummated;

•	Selling our entire portfolio of RPLs for an immaterial gain and concurrently repaying the related borrowings in full;

•	Marketing our Government National Mortgage Association (“GNMA”) early buy-out (“EBO”) loan portfolios and extending the maturity of the related borrowings to allow for continued marketing;

•
Working closely with our legal counsel to address BlueMountain’s allegations of default, which we believe are without merit, and any potential impact of such allegations on our advance financing facilities; and

•
Amending our senior secured term loan facility agreement to extend the deadline to furnish annual financial statements to April 10, 2015, to amend certain terms of cross default to our advance financing facilities and to permit an amendment to the subservicing agreement with Ocwen (the "Subservicing Agreement").

On April 6, 2015, HLSS, HLSS Holdings and Ocwen entered into an amendment to the Purchase Agreement and the sale supplements (effective upon completion of the Asset Sale described below) to, among other things, (i) obtain Ocwen's consent to the assignment by HLSS of its interest under the Purchase Agreement and each sale supplement, (ii) provide that HLSS Holdings will not become the named servicer in connection with any Rights to MSRs, or direct the replacement of Ocwen as named servicer, before April 6, 2017 except under certain limited circumstances, (iii) extend the scheduled term of Ocwen's servicing appointment under each sale supplement until the earlier of 8 years from the date of such sale supplement and April 30, 2020, and (iv) provide that Ocwen will reimburse HLSS Holdings for certain increased financing costs resulting from servicer rating downgrades of Ocwen. In addition, under such amendment (x) Ocwen agrees to exercise any “clean-up call” rights under any servicing agreement related to Rights to MSRs only at the direction of HLSS and to sell to HLSS, on an “as-is” basis, the economic beneficial interest in the right to purchase the mortgage loans and other assets in the trust for each designated servicing agreement pursuant to such clean-up call rights and (y) HLSS agrees to pay to Ocwen a fee equal to 0.50% of  the outstanding balance of the performing mortgage loans purchased in connection with any such exercise and to pay Ocwen’s related costs and expenses of exercise.

On April 6, 2015, to best address concerns relating to our ability to operate as a going concern and the associated impact on our business on an expedited basis, we agreed with NRZ and Merger Sub to terminate the Old Merger Agreement and immediately complete the sale of substantially all of our assets (the “Asset Sale”). The Asset Sale was made in accordance with the terms and conditions of a Share and Asset Purchase Agreement entered into on April 6, 2015 (the “NRZ Purchase Agreement”) between us, NRZ, MSR-EBO Acquisitions LLC (“HLSS MSR-EBO”) and HLSS Advances Acquisition Corp. (“HLSS Advances”). In connection with the Asset Sale, among other things, (i) HLSS MSR-EBO acquired substantially all of the assets of the Company (including all of the issued share capital of HLSS Luxco 1B S.à r.l. (“Luxco 1B”)) and (ii) HLSS Advances acquired all of the issued share capital of HLSS Luxco 1A S.à r.l. (“Luxco 1A”) and assumed substantially all of the liabilities of the Company, including certain post-closing liabilities of the Company. In exchange, the Company received an amount in cash equal to $1.0 billion plus 28,286,980 newly issued shares of NRZ common stock with a par value $0.01 per share. In conjunction with the Asset Sale, our senior secured term loan facility was retired.

Concurrently with the execution of the NRZ Purchase Agreement, our Board of Directors adopted and approved a plan of complete liquidation and dissolution (the “Liquidation Plan”), pursuant to which we will (1) cease our business activities other than such activities that are necessary to carry out the provisions of the Liquidation Plan, (2) pay or make adequate provision for operating expenses expected to be incurred through the completion of the Liquidation Plan and (3) distribute to our shareholders in one or more distributions, (a) the cash received by the Company in the Asset Sale and the net proceeds from the sale of NRZ common stock received by the Company in the Asset Sale, less (b) amounts used to pay the liabilities of the Company and less a reserve in the amount of $50 million that will be held by the Company at the discretion of the Board to ensure that the Company will be able to meet known and unknown liabilities up to the date of the consummation of the transactions contemplated by the New Merger (as defined below) or, if the transactions contemplated by the New Merger are not consummated, the date of the final liquidating distribution after settlement of the liabilities and to ensure that the Company has available resources in the event that it is necessary to enforce against third parties any contractual or other rights of the Company or its officers or directors. If the New Merger is consummated, our shares will be converted automatically into the right to receive $0.69 per share in cash without interest (the “Merger Consideration”).  If the New Merger is not consummated and post-closing expenses and liabilities do not exceed $50 million, it is anticipated that a further cash distribution will be made to shareholders.

Immediately following the closing of the Asset Sale contemplated by the NRZ Purchase Agreement, we entered into: (i) an Agreement and Plan of Merger (the “New Merger Agreement”) with NRZ and Merger Sub, pursuant to which, among other things, the Company will be merged with and into Merger Sub (the “New Merger”), with the Company ceasing its corporate existence and Merger Sub surviving the New Merger, (ii) a Services Agreement, pursuant to which HLSS Advances Acquisition Corp. will provide us with certain services following the consummation of the Asset Sale, including, among other things, handling (including defending, prosecuting or resolving) all claims, disputes or controversies (including any litigation, arbitration, governmental investigations or inquiries or any other proceedings or negotiations) in which the Company is a party or may otherwise be involved and (iii) a Registration Rights Agreement to memorialize certain rights relating to the registration of shares of NRZ common stock to be held by the Company upon the closing of the Asset Sale. On the terms and subject to the conditions set forth in the New Merger Agreement, at the effective time of the New Merger (the “Effective Time”), each ordinary share, par value $0.01 per share, of the Company (the “Company Shares”) issued and outstanding immediately prior to the Effective Time (other than Company Shares owned by any direct or indirect wholly-owned subsidiary of NRZ (other than Merger Sub) or of Merger Sub and Company Shares as to which dissenters’ rights have been properly exercised) will be converted automatically into the right to receive the Merger Consideration. The parties’ obligations to consummate the New Merger are subject to certain closing conditions, including approval of the New Merger by the requisite vote of the shareholders, the absence of any legal restraints that would prohibit the consummation of the New Merger and other conditions customary for a transaction of this type. Each of us, NRZ and Merger Sub has made certain customary representations, warranties and covenants in the New Merger Agreement, including, among other things, covenants related to the conduct of our business during the interim period between the execution of the New Merger Agreement and the consummation of the New Merger. The New Merger Agreement provides for certain termination rights for both us and NRZ, including, if approval of the New Merger by the requisite vote of the shareholders is not obtained or if the New Merger is not consummated by the nine month anniversary of the date of the New Merger Agreement.

Other Recent Developments

On September 15, 2014, the Company received a subpoena from the SEC requesting that it provide certain information related to the Company’s prior accounting conventions for and valuations of our Notes receivable – Rights to MSRs that resulted in the restatement of our consolidated financial statements for the years ended December 31, 2013 and 2012 and for the quarter ended March 31, 2014 during August 2014. On December 22, 2014, the Company received a subpoena from the SEC requesting that it provide information related to certain governance documents and transactions and certain communications regarding the same. The Company is cooperating with the SEC in these matters.

As a result of Ocwen’s settlement agreement with the NY DFS, on January 16, 2015, William C. Erbey stepped down as non-executive Chairman of the Board of Directors of the Company, Ocwen, Altisource, AAMC and Residential. Concurrently, Robert J. McGinnis was appointed as non-executive Chairman of HLSS.

On January 14, 2015, our Moody's credit rating was downgraded to B3/Negative and on January 16, 2015, S&P affirmed its credit rating of B+ but downgraded our outlook from Stable to Negative. On February 24, 2015, Moody’s announced that it would review our credit rating for potential upgrade subsequent to our announcement of the Old Merger Agreement on February 22, 2015.

On March 18, 2015, we received notification from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing due to the Company not having timely filed its Annual Report on Form 10-K for the year ended December 31, 2014.

On March 23, 2015, the Company received a subpoena from the SEC requesting that it provide information concerning communications between the Company and certain investment advisors and hedge funds. The SEC also requested documents relating to the Company’s structure, certain governance documents and any investigations or complaints connected to trading in the Company’s securities. The Company is cooperating with the SEC in this matter.

1B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

We prepared the accompanying audited Consolidated Financial Statements in conformity with US GAAP, which requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly significant relate to our fair value measurements of Notes receivable – Rights to MSRs. Prior to our IPO on March 5, 2012 we were a developmental stage company. Therefore, our results for the year ended December 31, 2012 do not reflect a full twelve months of operations and are not fully comparable to the results for the year ended December 31, 2014 or 2013.

Principles of Consolidation

Our financial statements include the accounts of HLSS and its wholly owned subsidiaries as well as four variable interest entities (“VIEs”) of which we are the primary beneficiary. We eliminate intercompany accounts and transactions in consolidation.

We evaluate each special purpose entity (“SPE”) for classification as a VIE. When an SPE meets the definition of a VIE and we determine that HLSS is the primary beneficiary, we include the SPE in our Consolidated Financial Statements.

Our Match funded advances are in two SPEs along with related Match funded liabilities (the "Match Funded Advance SPEs"). We determined that these SPEs are VIEs of which we are the primary beneficiaries. The accounts of these SPEs are included in our Consolidated Financial Statements.

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

Loans held for investment are transferred to SPEs in exchange for cash, and the SPEs issue debt collateralized by these loans. These transfers do not qualify for sale accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred loans on our Consolidated Balance Sheet as Loans held for investment and the related liabilities as Other borrowings. We use collections on the Loans held for investment pledged to the SPEs to repay principal and to pay interest and the expenses of the SPEs. Holders of the debt issued by the SPEs can look beyond the assets of the SPEs for satisfaction of the debt and therefore have recourse against HLSS. It is our expectation that the cash flows of the SPEs will be sufficient to meet all claims of the debt holders. HLSS is responsible for making any principal or interest payments to the debt holders not covered by the cash flows of the SPEs.

The following tables summarize the assets and liabilities of our consolidated SPEs at the dates indicated:

At December 31, 2014	Match Funded Advance SPEs	Mortgage Loans SPEs	Total

Match funded advances	$6,121,595	$—	$6,121,595
Loans held for investment	—	815,663	815,663
Related party receivables (1)	—	3,885	3,885
Other assets (2)	134,955	139,114	274,069
Total assets	$6,256,550	$958,662	$7,215,212

Match funded liabilities	$5,624,088	$—	$5,624,088
Other borrowings (3)	—	815,986	815,986
Related party payables	5,285	794	6,079
Other liabilities	4,951	4,308	9,259
Total liabilities	$5,634,324	$821,088	$6,455,412

At December 31, 2013	Match Funded Advance SPEs	Mortgage Loans SPEs	Total

Match funded advances	$6,387,781	$—	$6,387,781
Loans held for investment	—	—	—
Related party receivables (1)	60,239	—	60,239
Other assets (2)	119,902	—	119,902
Total assets	$6,567,922	$—	$6,567,922

Match funded liabilities	$5,715,622	$—	$5,715,622
Other borrowings (3)	—	—	—
Related party payables	—	—	—
Other liabilities	4,673	—	4,673
Total liabilities	$5,720,295	$—	$5,720,295

(1)
Related party receivables principally include Match funded advance collections that were in-transit to pay down our Match funded liabilities as of each presented period. See Note 17 for more information about our Related party receivables.

(2)	Other assets principally include debt service accounts, claims receivable from the FHA and debt issuance costs. See Note 6 for more information about our Other assets.

(3)	Other borrowings include the carrying value of our borrowings to acquire Loans held for investment. See Note 8 for more information about our Other borrowings.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing demand deposits with financial institutions with original maturities of 90 days and less. There were no restrictions on the use of our cash and cash equivalents balances as of December 31, 2014 and 2013.

Servicing Activities and Match Funded Advances

Residential mortgage loan servicers manage the billing, collections and loss mitigation activities associated with mortgage loans that are originated by banks or other lenders. Servicers send borrowers monthly account statements, collect monthly mortgage payments, remit such payments to the owner of the mortgage loan, answer customer service inquiries and maintain custodial accounts to hold borrower payments of principal and interest and amounts received from borrowers to pay real estate taxes and insurance with respect to the properties securing the mortgage loans and pay such real estate taxes and insurance premiums from the custodial accounts. A servicer also remits collections on the mortgage loans from the custodial accounts to the trustee of the applicable securitization trust to make payments on the related mortgage-backed securities and prepares and delivers monthly and annual reports to the trustee. A servicer may also be required to advance its own funds to cover shortfalls in collections of principal and interest from borrowers, to pay property and casualty insurance premiums and real estate taxes on a property and to cover the costs associated with protecting or foreclosing on a property. If borrowers become delinquent on loans, the servicer generally may conduct loss mitigation activities to reduce loan delinquencies and losses by working with borrowers to collect payments and modify loans or enforce the lenders’ remedies, which may include initiating foreclosure procedures and selling the properties.

We are obligated to purchase the servicing advances made by Ocwen pursuant to the PSAs as part of the purchase agreements related to our Rights to MSRs acquired from Ocwen. Servicing advances serve as collateral under the terms of our advance facilities, and we therefore classify the servicing advances we purchase from Ocwen as Match funded advances.

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

Match funded advances are usually reimbursed from amounts received with respect to the related mortgage loan, including payments from the borrower or amounts received from the liquidation of the property securing the loan which is referred to as “loan level recovery.” Servicers generally have the right to cease making servicing advances on a loan if they determine that advances are not recoverable at the loan level. With respect to the Rights to MSRs that we own, Ocwen makes this determination in accordance with its stop advance policy. In the event that loan level recovery is not sufficient to reimburse the servicer in full for servicing advances made with respect to a mortgage loan, most of our PSAs provide that the servicer is entitled to be reimbursed from collections received with respect to other loans in the same securitized mortgage pool which is referred to as “pool level recovery.” We do not receive interest on Match funded advances.

We may record a charge to earnings to the extent that we believe Match funded advances are uncollectable or for which we are not able to obtain indemnification from Ocwen (we recorded no such charges for the years ended December 31, 2014, 2013, or 2012) under the provisions of each servicing contract taking into consideration the projected collections under the applicable loan or pool relative to the Match funded advances outstanding and the projected future Match funded advances. However, the servicer is generally only obligated to advance funds to the extent that it believes the advances are recoverable from expected proceeds from the loan. Ocwen assesses collectability using proprietary cash flow projection models which incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, time to a foreclosure sale, estimated costs of foreclosure action, future property tax payments and the value of the underlying property net of carrying costs, commissions and closing costs.

Notes Receivable – Rights to MSRs and Related Interest Income

In connection with our purchase of the Rights to MSRs we received all the rights and rewards of ownership of mortgage servicing rights absent the necessary approvals required to allow us to become the named servicer under the applicable PSAs. Accounting Standards Codification ("ASC") 860, Transfers and Servicing, specifically prohibits accounting for a transfer of servicing rights as a sale if legal title to such servicing rights has not passed to the purchaser. As a result, we are required to account for the purchase of the Rights to MSRs as a financing transaction. We initially recorded the Notes receivable – Rights to MSRs at the purchase price of the Rights to MSRs. At each reporting date, we determine the fair value and adjust the carrying value of the Notes receivable – Rights to MSRs to this amount. Our Notes receivable – Rights to MSRs include a concentration in subprime and Alt-A assets. The total unpaid principal balance ("UPB") underlying our Notes receivable – Rights to MSRs was $160,785,280 and $180,403,280 as of December 31, 2014 and 2013, respectively.

Interest income – notes receivable – Rights to MSRs represents the servicing fees earned on the underlying mortgage servicing rights less any amounts due to Ocwen for the servicing activities that it performs. In addition, Interest income – notes receivable – Rights to MSRs is reduced by amortization of the Notes receivable – Rights to MSRs and is increased or decreased by incremental changes in the fair value of the Note receivable – Rights to MSRs. Interest income is our primary source of income.

Ocwen is the named servicer for the mortgage loans underlying the Rights to MSRs and therefore receives the servicing fees associated with the mortgage servicing rights; however, Ocwen pays these servicing fees to us under the terms of the related purchase agreements and sale supplements specific to each asset purchase. We pay Ocwen a monthly base fee equal to 12% of the servicing fees collected each month. The monthly base fee payable to Ocwen varies from month to month based on the level of collections of principal and interest for the mortgage loans serviced. Ocwen also receives a performance based incentive fee to the extent the servicing fee revenue that it collects for any given month exceeds the sum of the monthly base fee and the retained fee.

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

As determined by the terms of the various sale supplements with respect to each mortgage servicing right, the performance based incentive fee payable in any month will be reduced by an amount equal to one month LIBOR + 275 bps per annum of the amount of any such excess servicing advances if the advance ratio exceeds a predetermined level for that month.

See Note 12 for more information about how we calculate Interest income – notes receivable – Rights to MSRs.

Loans Held for Investment and Related Interest Income

Loans held for investment consist of residential mortgage loans acquired from others during 2014. Each acquired loan is evaluated at acquisition to determine if the loan is impaired at the time of acquisition.

The Company evaluates purchased loans that are not deemed impaired upon acquisition in accordance with the provisions of ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. The fair value premium or discount on these loans is amortized into interest income over the weighted average life of the loans using a level yield method. At December 31, 2014, only our GNMA EBO loans, a portion of which we acquired from Ocwen, are accounted for under ASC 310-20; therefore, interest income is accrued at the amount that we are guaranteed to receive under either the related purchase agreement or by the Federal Housing Administration ("FHA"), which is the amount of interest we ultimately expect to receive.

For loans accounted for under ASC 310-20, we periodically evaluate whether all contractual payments will be collected as scheduled according to the contractual terms. We incorporate the probable recovery of such payments resulting from the FHA insurance in this analysis, as applicable. We recognized no loan impairments for the year ended December 31, 2014.

We periodically evaluate whether our Loans held for investment, including individual loans and pools of loans, should be placed on non-accrual status. All of our Loans held for investment remained on accrual status for the year ended December 31, 2014.

The Company evaluates purchased impaired loans in accordance with the provisions of ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. At December 31, 2014, only our portfolio of re-performing loans ("RPLs") are accounted for under ASC 310-30.

For loans accounted for under ASC 310-30, we periodically estimate cash flows expected to be collected, adjusted for expected prepayments, on pools of loans sharing common risk characteristics which are treated in the aggregate when applying various valuation techniques. We evaluate at each balance sheet date whether the present value of our pools of loans determined using the effective interest rates has decreased and, if so, recognize a provision for loan loss. For any increases in cash flows expected to be collected, we reduce any loss provisions previously recorded, if applicable, and then adjust the amount of accretable yield recognized on a prospective basis over the pool’s remaining life. We recognized no provisions for loan loss nor any adjustments to the amount of the accretable yield for the year ended December 31, 2014.

We record interest income on our Loans held for investment as a component of Interest income – other in our Consolidated Statement of Operations. See Note 12 for additional information on our interest income.

Effective December 31, 2014, we adopted the provisions of Accounting Standards Update ("ASU") 2014-04. This ASU requires that when an in substance repossession or foreclosure occurs; that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. This amendment did not have a material impact on our Consolidated Financial Statements.

Effective December 31, 2014, we adopted the provisions of ASU 2014-14. Therefore, upon foreclosure of GNMA EBO loans for which we have made or intend to make a claim on the FHA guarantee, we reclassify the carrying amount of the loan to Claims receivable from FHA, which is recorded within Other assets on our Consolidated Balance Sheets. As a result of our adoption of this ASU, we have classified $109,586 of foreclosed properties and outstanding FHA claims as Claims receivable from FHA within our Other assets. See Note 6 for further information.

On February 20, 2015, we sold our RPL portfolio to an unrelated third party purchaser. See Note 19 for further information regarding this transaction.

Derivative Financial Instruments

We are party to interest rate swap agreements that we recognize on our Consolidated Balance Sheet at fair value within Other assets and Other liabilities. On the date we entered into our interest rate swap agreements, we designated and documented them as hedges of the variable cash flows payable for floating rate interest expense on our borrowings (cash flow hedge). To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the hedged exposure. In addition, the documentation must include the risk management objective and strategy. We periodically assess and document the derivatives’ effectiveness and expected effectiveness in offsetting the changes in the fair value or the cash flows of the hedged items. To assess effectiveness, we use statistical methods, such as regression analysis, as well as nonstatistical methods including dollar-offset analysis. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in accumulated other comprehensive income (“AOCI”.) We subsequently reclassify these changes in estimated fair value to Net income in the same period, or periods, that the hedged transaction affects earnings and in the same financial statement category as the hedged item.

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

See Notes 3 and 11 for additional information regarding our interest rate swap agreements.

Match Funded Liabilities

Substantially all of our outstanding Match funded advances are pledged to advance financing facilities. Match funded liabilities are a form of non-recourse debt that are collateralized by our Match funded advances. Our Match funded liability balance is driven primarily by the level of servicing advances and the advance borrowing rate which is defined as the collateral value of servicing advances divided by total servicing advances. The advance borrowing rates, which are different for each of six advance types, were set at levels that enabled each class of notes issued pursuant to the advance financing facilities to meet rating agency criteria. In addition, we are able to pledge deferred servicing fees as collateral for our Match funded liabilities.

Under the terms of the related indenture, the SPEs created in connection with the Match funded liabilities are subject to various qualitative and quantitative covenants. We believe that we are currently in compliance with the following covenants:

•	Restrictions on future investments and indebtedness;

•	Restrictions on sale or assignment of Match funded advances; and

•	Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying the indenture.

See Note 7 for additional information regarding our Match funded liabilities.

Other Borrowings

Other borrowings consists of financing arrangements that are collateralized by assets other than our Match funded advances, including our senior secured term loan facility, which is collateralized by the general assets of HLSS, and three other financing facilities, which are collateralized by specific assets. The senior term loan facility was issued at a discount to par, and this original issue discount is being accreted into Interest expense over the life of the facility. The remaining Other borrowings were issued at par. See Note 8 for additional information regarding our Other borrowings.

Interest Income – Other

Interest income – other consists of interest we earn on our operating bank accounts, the custodial account balances related to the mortgage loans serviced which are not included in our Consolidated Balance Sheets, and interest earned on our Loans held for investment (as described above under the header "Loans Held for Investment and Related Interest Income"). When we acquire Notes receivable – Rights to MSRs, we also acquire the right to earn interest income on all custodial account balances associated with the related PSAs. See Note 12 for additional information on our interest income.

Related Party Revenue

Related party revenue consists of amounts due to us from Ocwen under the terms of the Ocwen Professional Services Agreement. Under the Ocwen Professional Services Agreement, we receive revenue for providing certain services to Ocwen, which may include valuation and analysis of mortgage servicing rights, capital markets activities, advance financing management, treasury management, legal services and other similar services. We recognize revenue under the Ocwen Professional Services Agreement based on actual costs incurred plus an additional markup of 15%. See Note 17 for more information regarding our related party transactions.

Operating Expenses

Our operating expenses consist largely of Compensation and benefits for our employees. In addition, we incur General and administrative expenses for facilities, technology, communication, bank fees and other expenses typical of public companies, including audit, legal and other professional fees.

Related Party Expenses

Related party expenses consist of administrative services pursuant to the Altisource Administrative Services Agreement and the services provided by Ocwen to us under the Ocwen Professional Services Agreement. See Note 17 for more information regarding our related party transactions.

Interest Expense

We primarily finance servicing advances with Match funded liabilities that accrue interest. Interest expense also includes interest incurred on our Other borrowings, amortization of debt issuance costs and net interest payable on our interest rate swaps.

Interest expense is sensitive to the Match funded advance balance, which is driven primarily by the delinquency rates and the amount of UPB serviced. The speed at which delinquent loans are resolved affects our Interest expense. For example, slower resolution of delinquencies will result in higher servicing advance balances and higher Interest expense. In order to mitigate the Interest expense impact of higher servicing advance balances, we reduce the performance based servicing fee payable to Ocwen in any month in which the advance ratio exceeds a predetermined level for that month. Periodic issuances of fixed rate term notes also helps to protect us from the risk of rising interest rates. We earn Interest income at market interest rates on the custodial account balances related to the mortgage loans serviced, which are not included in our Consolidated Balance Sheets. Lastly, we use interest rate swaps to hedge a portion of our variable interest rate exposure. See Notes 3 and 11 for additional information regarding our interest rate swap agreements.

Income Taxes

We were incorporated as an exempted company in the Cayman Islands which currently does not levy income taxes on individuals or companies. We also maintain operating subsidiaries subject to corporate taxation in the United States and Luxembourg.

We expect to be treated as a PFIC under U.S. federal income tax laws with respect to our investing activities. With the exception of our U.S. subsidiaries, we do not expect to be treated as engaged in a trade or business in the U.S. and thus do not expect to be subject to U.S. federal income taxation on the majority of our earnings.

We account for income taxes using the asset and liability method, which requires the recognition of Deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. See Note 15 for more information regarding our Income taxes.

Basic and Diluted Earnings Per Share ("EPS")

Basic EPS is computed by dividing reported Net income available to ordinary shareholders by weighted average number of ordinary shares outstanding during each period. Net income available to ordinary shareholders is calculated using the two-class method, which is an earning allocation method for computing EPS when an entity's capital structure includes ordinary shares and participating securities. The two-class method determines EPS based on dividends declared on ordinary shares and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. The application of the two-class method is required because the Company's vested stock options that contain a non-forfeitable right to dividends or dividend equivalents.

Diluted EPS is computed by dividing reported Net income by the sum of the weighted average ordinary shares and all potential dilutive ordinary shares outstanding during the period. Potential dilutive ordinary shares includes incremental ordinary shares deemed outstanding from the assumed exercise of stock options.

See Note 10 for additional information regarding our basic and diluted EPS.

Dividends

When our Board of Directors declares cash dividends, we record Dividends payable and charge Retained earnings for the total amount of the dividends declared. If we lack sufficient Retained earnings to pay the full amount of dividends declared, we charge the excess amount to Additional paid-in capital.

Recent Accounting Pronouncements

ASU 2013-11. This ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit exists. Previously, there was diversity in practice, and this ASU is expected to eliminate that diversity in practice. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Our adoption of this standard effective January 1, 2014, did not have a material impact on our Consolidated Financial Statements.

ASU 2014-06. This ASU provides technical corrections and improvements to Accounting Standards Codification glossary terms. Our adoption of this standard, effective March 14, 2014, did not have a material impact on our Consolidated Financial Statements.

ASU 2014-15. The amendments in this ASU provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this update are effective for fiscal years and interim periods ending after December 15, 2016.

2. ASSET ACQUISITIONS

On March 3, 2014, we acquired GNMA EBO loans with UPB of $549,411 from Ocwen. Because these loans earn interest at a rate that is higher than current market rates, the loans were purchased at a premium to par, resulting in a total purchase price of $556,618. We amortize the purchase price premium over the expected life of the portfolio using the interest method of accounting.

These loans are insured by the FHA, making the collectability of the entire balance of these loans reasonably assured. We account for these GNMA loans as Loans held for investment.

Ocwen initially acquired these loans through the GNMA EBO program, which allows servicers of federally insured or guaranteed loans to buy delinquent loans from the applicable loan securitization pools. We also financed the GNMA EBO advances related to the GNMA EBO loans, and we account for this arrangement as a financing transaction because Ocwen retained title and all other rights and rewards associated with the GNMA EBO advances. Collectively, the purchase of GNMA EBO loans and financing of the related advances are referred to as the “EBO Pool 1 Transaction.”

On October 16, 2014, HLSS purchased a portfolio of EBO loans from an unrelated third party with a total UPB of $142,532. The loans were purchased at a discount to par, resulting in a total purchase price of $141,358. In accordance with ASC 310-20, we will recognize the excess cash flows over the purchase price as interest income on a level yield basis. These loans are insured by the FHA, making the collectability of the entire balance of these loans reasonably assured. The purchase of these EBO loans are referred to as the “EBO Pool 2 Transaction.” We account for these GNMA loans as Loans held for investment.

Our GNMA EBO loans are in a Mortgage Loans SPE along with the related financing facility (the "EBO Facility"), which is more fully described in Note 8. The accounts of this SPE are included in our Consolidated Financial Statements. These transfers to the SPE do not qualify for sale accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred GNMA EBO loans on our Consolidated Balance Sheet as Loans held for investment and the related liabilities as Other borrowings. We use collections on the GNMA EBO loans pledged to the SPE to repay principal and to pay interest and the expenses of the entity. The holders of the debt issued by this SPE can look beyond the assets of the SPE for satisfaction of the debt and therefore have recourse against HLSS. It is our expectation that, since our GNMA EBO loans are insured by the FHA, the cash flows of this SPE will be sufficient to meet all claims of the debt holders. HLSS is responsible for making any principal or interest payments to the debt holders not covered by the cash flows of the SPE.

On June 27, 2014, HLSS purchased a portfolio of RPLs from a third party seller with a UPB of $396,939 (the "RPL Transaction"). Because RPLs have historically experienced default conditions, are not insured by any agency and earn interest at a rate that is lower than current market rates, the loans were purchased at a discount of par equivalent to thirty percent of UPB, resulting in a total purchase price of $276,248. These loans were purchased credit impaired. In accordance with ASC 310-30, we will recognize the excess cash flows over the purchase price as interest income on a level yield basis. We account for these RPLs as Loans held for investment.

On July 31, 2014, HLSS completed a follow-on purchase of RPLs from a third party seller with a UPB of $92,908 (the "RPL Follow-on Transaction") under substantially the same terms and conditions as the RPL Transaction. The total purchase price was $67,647, and we will recognize the excess cash flows over the purchase price as interest income on a level yield basis in accordance with ASC 310-30. We account for these RPLs as Loans held for investment.

Ocwen serviced the RPLs prior to the RPL Transaction and the RPL Follow-on Transaction, and Ocwen remains the servicer subsequent to the acquisitions.

Our RPLs are in a Mortgage Loans SPE along with the related financing facility (the “RPL Facility”), which is more fully described in Note 8. The accounts of this SPE are included in our Consolidated Financial Statements. The transfers to the SPE do not qualify for sale accounting because we retain control over the transferred assets. As a result, we account for these transfers as financing and classify the transferred RPLs on our Consolidated Balance Sheet as Loans held for investment and the related liabilities as Other borrowings. We use collections on the RPLs pledged to the SPE to repay principal and to pay interest and the expenses of the entity. The holders of the debt issued by this SPE can look beyond the assets of the SPE for satisfaction of the debt and therefore have recourse against HLSS. It is our expectation that the cash flows of this SPE will be sufficient to meet all claims of the debt holders. HLSS is responsible for making any principal or interest payments to the debt holders not covered by the cash flows of the SPE.

The following table summarizes the purchase price of assets we acquired during the year ended December 31, 2014 and reconciles the cash used to acquire such assets:

EBO Pool 1 loans purchase price (1)	$556,618
EBO Pool 2 loans purchase price (1)	141,358
RPL purchase price (1)	276,248
RPL follow-on purchase (1)	67,647
Total cash required	$1,041,871
Sources:
Cash on hand	$171,103
Other borrowings	872,923
Purchase price hold-backs (2)	$(2,155)
Total cash used	$1,041,871

(1)	The cash used to purchase these assets is shown within “Purchase of loans held for investment” of the Consolidated Statement of Cash Flows.

(2)
Purchase price hold-backs represent amounts due upon clearance of certain loan level conditions related to our EBO Pool 2 Transaction. This amount was outstanding and recorded within Other liabilities at December 31, 2014.

During the year ended December 31, 2013, we executed three asset purchases from Ocwen wherein we used cash on hand and Match funded liabilities to purchase the following:

•	The contractual right to receive the servicing fees related to mortgage servicing rights with UPB of approximately $119.7 billion, which we account for as Notes receivable – Rights to MSRs, and

•	The outstanding servicing advances associated with the related pooling and servicing agreements.

The following table summarizes the purchase price of the assets we acquired from Ocwen during the year ended December 31, 2013 and reconciles the cash used to acquire such assets:

Notes receivable – Rights to MSRs	$417,167
Match funded advances (1)	3,839,954
Purchase price, as adjusted	4,257,121
Cash paid to settle previous post-closing adjustments	1,410
Total cash required	$4,258,531
Sources:
Cash on hand	$807,268
Match funded liabilities	3,451,263
Total cash used	$4,258,531

(1)	The cash used to purchase these assets is shown within the “Acquisition of advances in connection with the purchase of Residential Mortgage Assets” of the Consolidated Statement of Cash Flows.

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

Notes Receivable – Rights to MSRs

We established the value of the Notes receivable – Rights to MSRs based on appraisals prepared by independent valuation firms. These appraisals are prepared on a quarterly basis. Significant inputs into the valuation as of December 31, 2014 include the following:

•	Discount rates reflecting the risk of earning the future income streams from the Notes receivable – Rights to MSRs ranging from 14% to 22%;

•	Interest rate used for calculating the cost of financing servicing advances of 1-Month LIBOR plus 3.50%;

•	Mortgage loan prepayment projections ranging from 13% to 29% of the related mortgage lifetime projected prepayment rate; and

•	Delinquency rate projections ranging from 15% to 35% of the aggregate unpaid balance of the underlying mortgage loans.

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

The following tables present assets by level within the fair value hierarchy that are measured at fair value on a recurring basis:

At December 31, 2014:	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$614,465	$—	$—	$614,465
Derivative financial instruments	1,370	—	—	1,370
Total assets	$615,835	$—	$—	$615,835
Liabilities:
Derivative financial instruments	$211	$—	$—	$211
Total liabilities	$211	$—	$—	$211

At December 31, 2013:	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$633,769	$—	$—	$633,769
Derivative financial instruments	3,835	—	—	3,835
Total assets	$637,604	$—	$—	$637,604
Liabilities:
Derivative financial instruments	$529	$—	$—	$529
Total liabilities	$529	$—	$—	$529

No transfers between levels occurred during the year ended December 31, 2014, and December 31, 2013.

The following tables present reconciliations of the fair value and changes in fair value of our Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	2014		2013
For the years ended December 31,	Notes receivable – Rights to MSRs	Derivative Financial Instruments	Notes receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$633,769	$3,306	$296,451	$(1,076)
Purchases and reductions:
Purchases	—	—	417,167	—
Reductions	(19,304)	—	(79,849)	—
	(19,304)	—	337,318	—
Changes in fair value :
Included in net income (1)	—	—	—	—
Included in other comprehensive income (2)	—	(2,147)	—	4,382
	—	(2,147)	—	4,382
Transfers in or out of Level 3	—	—	—	—
Ending balance	$614,465	$1,159	$633,769	$3,306

(1)
At each reporting date, we determine the fair value of our Notes receivable – Rights to MSRs and adjust the carrying value to this amount. These changes in fair value are included in Interest income in the Consolidated Statements of Operations. See Note 12 for additional information regarding our Interest income.

(2)	These pre-tax gains (losses) are attributable to derivatives still held at December 31, 2014 and December 31, 2013, respectively.

The following table shows the effect on the fair value of the Notes receivable – Rights to MSRs assuming adverse changes to certain key assumptions used in valuing these assets at December 31, 2014 and December 31, 2013:

	Discount Rate		Prepayment Speeds		Delinquency Rates
	100 bps adverse change	200 bps adverse change	10% adverse change	20% adverse change	10% adverse change	20% adverse change
At December 31, 2014:
Notes receivable – Rights to MSRs	$(10,061)	$(19,821)	$(17,719)	$(34,537)	$(55,410)	$(108,567)

At December 31, 2013:
Notes receivable – Rights to MSRs	$(12,988)	$(35,551)	$(22,537)	$(41,021)	$(72,560)	$(144,085)

This sensitivity analysis above assumes a change is made to one key input while holding all other inputs constant. As many of these inputs are correlated, a change in one input will likely impact other inputs, which would ultimately impact the overall valuation.

The following table provides additional quantitative information on our significant inputs used for valuing our Notes receivable – Rights to MSRs as of December 31, 2014, and December 31, 2013, respectively:

At December 31, 2014:

Asset	Unobservable Input	Low	High	Weighted Average
Notes receivable – Rights to MSRs	Discount Rate	14%	22%	19%
	Prepayment Speeds	13%	29%	19%
	Delinquency Rates	15%	35%	25%

At December 31, 2013:

Asset	Unobservable Input	Low	High	Weighted Average
Notes receivable – Rights to MSRs	Discount Rate	15%	22%	20%
	Prepayment Speeds	12%	28%	19%
	Delinquency Rates	15%	35%	25%

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value at the dates indicated:

	December 31, 2014	December 31, 2014	December 31, 2013	December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Match funded advances	$6,121,595	$6,121,595	$6,387,781	$6,387,781
Loans held for investment	815,663	822,298	—	—
Total financial assets	$6,937,258	$6,943,893	$6,387,781	$6,387,781
Financial liabilities:
Match funded liabilities	$5,624,088	$5,618,263	$5,715,622	$5,700,934
Other borrowings	1,182,328	1,167,267	343,386	346,391
Total financial liabilities	$6,806,416	$6,785,530	$6,059,008	$6,047,325

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

4. MATCH FUNDED ADVANCES

Match funded advances on residential loans are comprised of the following at the dates indicated:

	December 31, 2014	December 31, 2013
Principal and interest advances	$2,539,532	$2,632,092
Taxes and insurance advances	2,748,700	2,723,390
Corporate advances	833,363	1,032,299
	$6,121,595	$6,387,781

5. LOANS HELD FOR INVESTMENT

Our Loans held for investment relate to GNMA EBO loans and RPLs, which are our only classes of Loans held for investment.

	December 31, 2014	December 31, 2013
GNMA EBO loans	$477,016	$—
RPLs	338,647	—
Loans held for investment	$815,663	$—

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

We account for acquired Loans held for investment that are not deemed to be impaired at acquisition under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs.

GNMA EBO Loans

We account for our GNMA EBO loans under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. In accordance with ASC 310-20-30-5, these loans are recorded at the UPB plus or minus a purchase premium or discount, which is the amount we paid to purchase these loans. Purchase premiums and discounts are amortized or accreted into interest income on a level yield basis. These loans are FHA insured, making the collectability of the entire balance reasonably assured. We evaluate whether all contractual payments will be collected as scheduled according to contractual terms, including the probable recovery of such payments from FHA insurance. There were no allowances for loan losses related to the GNMA EBO loans at December 31, 2014.

At December 31, 2014, GNMA EBO loans with a total UPB of $290.8 million were in the process of foreclosure.

At December 31, 2014, we had outstanding and in-process claims on FHA guarantees of $109.6 million related to our GNMA EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee. We include these receivables in Other assets. See also Note 6, Other Assets.

See Note 2, Asset Acquisitions, for further discussion the GNMA EBO acquisitions.

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

The RPLs were grouped into pools based on common risk characteristics, and the pools were recorded at their estimated fair values which incorporated estimated credit losses at the acquisition date. The RPL pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition. No individual RPLs were classified as nonperforming assets at December 31, 2014 as the loans are accounted for on a pooled basis, and the pools are considered to be performing. No RPL pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows since acquisition.

The amount of the estimated cash flows expected to be received from the RPL pools in excess of the fair values recorded for the RPL pools is referred to as the accretable yield. The accretable yield is recognized as interest income over the estimated lives of the RPL pools. To date, the Company has made no adjustments to the accretable yield.

Changes in the carrying amount of the accretable yield for RPL pools were as follows for the year ended December 31, 2014:

	Accretable Yield	Carrying Amount
Beginning balance	$—	$—
Additions	178,543	343,895
Accretable yield adjustments	—	—
Accretion	(9,575)	9,575
Payments and other reductions, net	—	(14,823)
Ending balance	$168,968	$338,647

At December 31, 2014, the outstanding balance of RPLs, including outstanding principal, interest, fees, penalties and other amounts due, was $481.6 million.

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

At December 31, 2014, RPLs with a total UPB of $1.6 million were in the process of foreclosure. No foreclosures of RPLs were completed during the year ended December 31, 2014.

See Note 2, Asset Acquisitions, for further discussion our RPL acquisitions.

On February 20, 2015, we sold our RPL portfolio to an unrelated third party purchaser. See Note 19 for further information regarding this transaction.

6. OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	December 31, 2014	December 31, 2013
Debt service accounts (1)	$128,525	$103,910
Claims receivable from FHA (2)	109,586	—
Accrued interest income (3)	22,661	—
Debt issuance costs (4)	16,706	21,165
Derivative financial instruments (5)	1,370	3,835
Interest-earning collateral deposits (6)	1,077	1,075
Other	1,550	168
	$281,475	$130,153

(1)
Under our advance funding facilities, we are contractually required to remit collections of Match funded advances to the trustee within two days of receipt. We do not use the collected funds to reduce the related Match funded liabilities until the payment dates specified in the indenture. The balance also includes amounts that we set aside to provide for possible shortfalls in the funds available to pay certain expenses and interest. Lastly, this balance includes collections on our Loans held for investment of $3,667, which will be used to pay down a portion of our Other borrowings on the first funding date following year end.

(2)	Claims receivable from FHA relate to GNMA EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(3)	Accrued interest income represents interest earned but not yet collected on our Loans held for investment.

(4)
Debt issuance costs relate to Match funded liabilities and Other borrowings. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

(5)	See Notes 3 and 11 for more information regarding our use of derivatives.

(6)	Interest-earning collateral deposits represent cash collateral held by our counterparty as part of our interest rate swap agreements.

7. MATCH FUNDED LIABILITIES

Match funded liabilities are comprised of the following at the dates indicated:

					Balance Outstanding
Borrowing Type (1)	Interest Rate (2)	Maturity (3)	Amortization Date (3)	Unused Borrowing Capacity (4)	December 31, 2014 (5)	December 31, 2013
Series 2012 T2 Term Notes	199 – 494 bps	Oct. 2045	Oct. 2015	$—	$450,000	$450,000
Series 2013 T1 Term Notes	90 – 249 bps	Jan. 2044	Jan. 2014	—	—	650,000
Series 2013 T1 Term Notes	150 – 323 bps	Jan. 2046	Jan. 2016	—	350,000	350,000
Series 2013 T1 Term Notes	229 – 446 bps	Jan. 2048	Jan. 2018	—	150,000	150,000
Series 2013 T2 Term Notes	115 – 239 bps	May 2044	May 2015	—	375,000	375,000
Series 2013 T3 Term Notes	179 – 313 bps	May 2046	May 2017	—	475,000	475,000
Series 2013 T4 Term Notes	118 – 232 bps	Aug. 2044	Aug. 2014	—	—	200,000
Series 2013 T5 Term Notes	198 – 331 bps	Aug. 2046	Aug. 2016	—	200,000	200,000
Series 2013 T6 Term Notes	129 – 223 bps	Sep. 2044	Sep. 2014	—	—	350,000
Series 2013 T7 Term Notes	198 – 302 bps	Nov. 2046	Nov. 2016	—	300,000	300,000
Series 2014 T1 Term Notes (6)	124 – 229 bps	Jan. 2045	Jan. 2015	—	600,000	—
Series 2014 T2 Term Notes	222 – 311 bps	Jan. 2047	Jan. 2017	—	200,000	—
Series 2014 T3 Term Notes	281 bps	Jun. 2048	Jun. 2018	—	363,000	—
Series 2012 VF 1 Notes (7)	1-Month LIBOR + 110 - 340 bps	Aug. 2045	Aug. 2015	143,673	556,327	469,050
Series 2012 VF 2 Notes (7)	1-Month LIBOR + 110 - 340 bps	Aug. 2045	Aug. 2015	143,673	556,327	469,050
Series 2012 VF 3 Notes (7)	1-Month LIBOR + 110 - 340 bps	Aug. 2045	Aug. 2015	143,673	556,327	469,050
Series 2013 VF 1 Notes (8)	1-Month LIBOR + 150 - 245 bps	Feb. 2045	Feb. 2015	57,893	492,107	514,972
Class A Term Money Market Fund Note	1-Month LIBOR + 20 bps	Sep. 2014	Jan. 2014	—	—	265,000
Class B Term Money Market Fund Note	275 bps	Sep. 2044	Sep. 2014	—	—	28,500
				$488,912	$5,624,088	$5,715,622

(1)
Each term note and variable funding note issuance has four classes, an A, B, C, and D class, with the exception of the Series 2014 T3 Term Notes which have only an A and B class. The Series 2014 T3 Class B Term Notes may be exchanged for notes in three separate classes: BX, CX and DX.

(2)	The weighted average interest rate at December 31, 2014, was 1.79%. We pay interest monthly.

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

(6)	See Note 19 for further information regarding the repayment of the 2014 T1 Term Notes.

(7)	On July 16, 2014, we entered into agreements to extend the amortization dates of our Series 2012 variable funding notes to August 28, 2015.

(8)
On February 14, 2014, the Series 2013 variable funding notes were amended to extend the amortization and maturity dates by one year and to reduce the interest rate spreads compared to December 31, 2013.

The debt covenants for our advance facilities require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our advance facilities. We were in compliance with these covenants as of December 31, 2014.

The debt covenants for our advance facilities require us to maintain total cash and excess borrowing capacity of the lesser of $100,000 and the greater of $25,000 or 0.01% of total UPB outstanding plus 3.25% of total Match funded advances outstanding. The minimum cash and excess borrowing capacity requirement at December 31, 2014, was $100,000 which was exceeded by both our unrestricted cash of $211,086 (which includes our interest-earning collateral deposits) and our excess borrowing capacity of $488,912.

Certain of our financing facilities include adverse adjustments to our advance rates if specified servicer or subservicer ratings are not maintained, and failure by our servicers or subservicers to maintain the minimum rating could result in adverse adjustments to our advance rates, liquidity and profitability. In addition, some PSAs may also require that the servicer or subservicer maintain specified servicer ratings. The failure to maintain the specified rating may result in the termination of the servicer under such PSAs. Any such downgrade could have an adverse effect on our business, financing activities, financial condition or results of operations.

See Note 1 for discussion of a downgrade in our credit rating, the alleged events of default of certain of the advance funding facilities and cross default provisions to Ocwen’s senior secured term facility within our advance funding facilities and EBO Facility, further discussed in Note 8.

Analysis of Borrowing by Expected Maturity (1):

Year of Expected Maturity Date	As of December 31, 2014
2015	$3,586,088
2016	850,000
2017	675,000
2018	513,000
2019 and thereafter	—
Total	$5,624,088

(1)	The expected maturity date is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.

8. OTHER BORROWINGS

Other borrowings consisted of the following at the dates indicated:

	December 31, 2014	December 31, 2013
Senior secured term loan facility (1)	$340,636	$343,386
EBO Facility (2)	544,513	—
RPL Facility (3)	271,473	—
Note Facility (4)	25,706	—
	$1,182,328	$343,386

(1)
On June 27, 2013, we entered into a $350,000 senior secured term loan facility, which was issued at a discount to par. The senior secured term loan facility has a maturity date of June 27, 2020, and an interest rate of 1-Month LIBOR plus 350 bps, subject to a 1.00% LIBOR floor. As of December 31, 2014, the interest rate on our senior secured term loan facility was 4.50%. This facility is carried net of an original issuance discount of $4,114 and $4,864 as of December 31, 2014 and 2013, respectively.

(2)
On March 3, 2014, we entered into the EBO Facility to finance the purchase of our EBO Pool 1 loans at an interest rate of 1-Month LIBOR plus 305 bps. On October 16, 2014, we amended the EBO Facility to increase the maximum principal balance to partially finance the purchase of our EBO Pool 2 loans at an interest rate of 1-Month LIBOR plus 180 bps. The facility has a maturity date of March 2, 2015. On February 27, 2015, the maturity date was extended to May 1, 2015. During this extension we intend to actively market the portfolio.

(3)
On June 26, 2014, we entered into the RPL Facility to finance the purchase of our RPLs. The facility has a maturity date of June 26, 2015, and an interest rate of 1-Month LIBOR plus 250 bps. In conjunction with our sale of the RPL portfolio on February 20, 2015, the RPL Facility was terminated in accordance with the its terms of agreement. See Note 19.

(4)
On June 24, 2014, we entered into the Note Facility to partially finance the purchase of $37,000 of notes retained as part of the Series 2014 T3 Term Note issuance on June 18, 2014. The Note Facility matures quarterly with a next maturity date of March 23, 2015. The Note Facility has an interest rate of 1-Month LIBOR plus 115 bps. We intend to renew this facility at each maturity date.

The weighted average interest rate for our Other borrowings was 3.30% as of December 31, 2014.

The debt covenants for our Other borrowings require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of these facilities. We were in compliance with these covenants as of December 31, 2014.

The debt covenants for our Other borrowings require us to maintain total cash and excess borrowing capacity of the lesser of $100,000 and the greater of $25,000 or 0.01% of total UPB outstanding plus 3.25% of total Match funded advances outstanding. The minimum cash and excess borrowing capacity requirement at December 31, 2014, was $100,000 which was exceeded by both our unrestricted cash of $211,086 (which includes our interest-earning collateral deposits) and our excess borrowing capacity of $488,912.

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

We had no unsecured indebtedness as of December 31, 2014 other than our senior secured term loan facility.

See Note 1 for a discussion of a downgrade in our credit rating and cross default provisions to Ocwen’s senior secured term facility contained within our debt agreements.

Analysis of Other Borrowing by Expected Repayment Date (1):

Year of Expected Payment Date	As of December 31, 2014
2015	$845,192
2016	3,500
2017	3,500
2018	3,500
2019 and thereafter	330,750
Total (2)	$1,186,442

(1)	The EBO Facility, the RPL Facility and the Note Facility expected payment dates are based on the current outstanding balance and maturity date of these facilities.

(2)	The total expected payments include the full face value of the senior secured term loan, which has a current original issuance discount balance of $4,114.

9. ORDINARY SHARES

Changes in the number of ordinary shares issued during the year ended December 31, 2014, and December 31, 2013, are represented in the table below:

	2014	2013
Ordinary shares issued – beginning balance	71,016,771	55,884,718
Issuance of new ordinary shares	—	15,132,053
Ordinary shares issued – ending balance	71,016,771	71,016,771

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

10. EARNINGS PER SHARE

Basic EPS is computed by dividing reported Net income available to ordinary shareholders by weighted average number of ordinary shares outstanding during each period. Diluted EPS is computed by dividing reported Net income by the sum of the weighted average ordinary shares and all potential dilutive ordinary shares outstanding during the period. Potential dilutive ordinary shares includes ordinary share equivalents consisting of incremental ordinary shares deemed outstanding from the assumed exercise of stock options.

The following table reconciles the numerators and denominators of the basic and diluted EPS for the years ended:

(In thousands, except per share data)	2014			2013			2012
	Net Income	Shares	Earnings Per Share Amount	Net Income	Shares	Earnings Per Share Amount	Net Income	Shares	Earnings Per Share Amount
Basic EPS:
Net income available to common shareholders	$216,964	71,016,771		$117,657	64,132,383		$19,617	17,230,858
Less: Net income allocated to participating securities	(30)	—		—	—		—	—
Adjusted net income available to common shareholders	216,934	71,016,771	$3.05	117,657	64,132,383	$1.83	19,617	17,230,858	$1.14

Dilutive Securities:
Plus: Net income allocated to participating securities	30	—		—	—		—	—
Less: Net income re-allocated to participating securities	(30)	—		—	—		—	—
Incremental ordinary shares deemed outstanding	—	4,037		—	—		—	—

Diluted EPS:
Income allocated to common shares and assumed share conversions	$216,934	71,020,808	$3.05	$117,657	64,132,383	$1.83	$19,617	17,230,858	$1.14

At December 31, 2014, we excluded from our calculation of diluted EPS i) 523,750 stock options that were anti-dilutive because their exercise price was greater than the average market price of our stock and ii) 640,000 stock options that are issuable upon the achievement of certain performance criteria related to our stock price and an annualized rate of return to investors. No stock options were outstanding for the years ended December 31, 2013 or 2012. Note 14 provides details of our share-based compensation.

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

The following tables provide information about our interest rate swaps at December 31, 2014, and December 31, 2013, respectively:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (2) (3):
Hedge the effects of changes in 1-Month LIBOR	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	Other assets	$73,888	$877
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2016	December 2017	1.3975%	1-Month LIBOR	Other assets	338,009	493
Total asset derivatives designated as hedges as of December 31, 2014							$411,897	$1,370
Total asset derivatives as of December 31, 2014							$411,897	$1,370

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (2) (3):
Hedge the effects of changes in 1-Month LIBOR	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	Other liabilities	17,502	(2)
Hedge the effects of changes in 1-Month LIBOR	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	Other liabilities	$81,506	$(209)
Total liability derivatives designated as hedges as of December 31, 2014							$99,008	$(211)
Total liability derivatives as of December 31, 2014							$99,008	$(211)

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (3):
Hedge the effects of changes in 1-Month LIBOR	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	Other assets	$177,056	$1,084
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2016	December 2017	1.3975%	1-Month LIBOR	Other assets	338,009	2,751
Total asset derivatives designated as hedges as of December 31, 2013							$515,065	$3,835
Total asset derivatives as of December 31, 2013							$515,065	$3,835

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (3):
Hedge the effects of changes in 1-Month LIBOR	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	Other liabilities	$102,522	$(364)
Hedge the effects of changes in 1-Month LIBOR	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	Other liabilities	28,565	(25)
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2014	July 2014	0.3375%	1-Month LIBOR	Other liabilities	307,043	(140)
Total liability derivatives designated as hedges as of December 31, 2013							$438,130	$(529)
Total liability derivatives as of December 31, 2013							$438,130	$(529)

(1)	The effective date of the swap is the date from which monthly net settlements begin to be computed.

(2)	Projected net settlements for the next twelve months total approximately $564 of payments to the counterparty.

(3)
There was an unrealized pre-tax loss of $2,147 related to our interest rate swaps included in AOCI for the year ended December 31, 2014. There was an unrealized pre-tax gain of $4,382 related to our interest rate swaps included in AOCI for the year ended December 31, 2013. Given the current and expected effectiveness of our hedging arrangements, we do not expect any reclassifications from AOCI into earnings associated with hedging ineffectiveness related to these hedging arrangements during the next twelve months.

The following table summarizes our use of derivatives during the year ended December 31:

	2014	2013
Notional balance at beginning of period	$953,195	$414,631
Additions	—	645,052
Maturities	(29,278)	—
Terminations	—	—
Amortization	(413,012)	(106,488)
Notional balance at end of period	$510,905	$953,195

We recognize the right to reclaim cash collateral or the obligation to return cash collateral as part of our hedge agreements. At December 31, 2014, we have the right to reclaim cash collateral of $1,077 and are obligated to return cash collateral of $1,370 as part of our hedge agreements. At December 31, 2013, we had the right to reclaim cash collateral of $1,075 and were obligated to return cash collateral of $3,500 as part of our hedge agreements.

12. INTEREST INCOME

Interest Income – Notes Receivable – Rights to MSRs

Our primary source of revenue is the fees we are entitled to receive in connection with the servicing of mortgage loans. We account for these fees as interest income.

The following table shows how we calculated Interest income – notes receivable – Rights to MSRs for the year ended December 31:

	2014	2013	2012
Servicing fees collected	$736,123	$633,377	$117,789
Subservicing fee payable to Ocwen	(357,747)	(317,702)	(50,173)
Net servicing fees retained by HLSS	378,376	315,675	67,616
Reduction in Notes receivable – Rights to MSRs	(19,304)	(79,849)	(20,171)
Servicing transfers (1)	1,988	—	—
	$361,060	$235,826	$47,445

(1)	Ocwen is required to reimburse us in the event of a transfer of servicing at predetermined contractual rates. These amounts represent receipts from Ocwen related to servicing transfers.

Interest Income – Other

Additional sources of revenue for us are the interest we earn on our GNMA EBO loans, interest we earn on our RPLs, financing of GNMA EBO and other advances and interest we earn on operating bank accounts and the custodial account balances related to the mortgage loans serviced that are not included in our Consolidated Balance Sheets. The following table shows our Interest income – other for the year ended December 31:

	2014	2013	2012
Loan interest (1)	$28,671	$—	$—
Advance financing interest (2)	3,233	—	—
Bank account interest	4,542	2,195	109
	$36,446	$2,195	$109

(1)
Represents interest earned on GNMA EBO loans, net of the amortization or accretion of the purchase premium or discount on our GNMA EBO loans, and the accretion of the accretable yield on our pools of RPLs.

(2)	Represents interest earned on servicing advance financing we provided to Ocwen at a rate of 1-Month LIBOR plus a spread ranging from 450 bps to 550 bps.

13. INTEREST EXPENSE

The following table presents the components of Interest expense for the year ended December 31:

	2014	2013	2012
Match funded liabilities	$109,726	$83,137	$16,158
Other borrowings	33,285	8,627	—
Amortization of debt issuance costs	19,543	16,950	6,960
Interest rate swaps	1,144	1,357	939
	$163,698	$110,071	$24,057

14. SHARE-BASED COMPENSATION

On December 5, 2013, the Board of Directors of HLSS adopted the 2013 Equity Incentive Plan (the “Plan”), subject to the approval of the shareholders. At the Annual Meeting of Shareholders on May 13, 2014, the shareholders approved the Plan.

The Plan is administered by the Compensation Committee, which may authorize the award of options, restricted shares, share appreciation rights, performance awards or other share-based awards to our employees of an amount not exceeding 2,000,000 ordinary shares, in aggregate. Currently, other than share options with vesting terms, the Compensation Committee does not expect, but retains the right at their sole discretion, to grant restricted shares, share appreciation rights, performance awards or other share-based awards under the Plan. Each award under the Plan is, and will be, evidenced by a written award agreement between the participant and HLSS. The award agreement describes the award and states the terms and conditions to which the award is subject.

Shares issued under the Plan may be from shares acquired under the Company's share repurchase program, shares acquired through open market purchases or newly issued shares.

Outstanding share-based compensation currently consists of stock option grants that are a combination of service-based and market-based options.

Service-Based Options. These options are granted at fair value on the date of grant. The options generally vest evenly in four annual increments beginning with the first anniversary of the agreement date, and the options generally expire on the earlier of 10 years after the date of grant or following termination of service. A total of 640,000 service-based awards were outstanding at December 31, 2014.

Market-Based Options. These options are subject to market-based vesting. One-fourth of the options will vest immediately on the first date as of which both of the following market-based criteria have been met: i) the per share price must be equal to or exceed 1.25 times the strike price and ii) investors must achieve a 12.5% annualized rate of return from the agreement date based on the strike price and dividends received. Thereafter, the remaining options will vest evenly on each of the next three anniversaries of the initial date of vesting. A total of 640,000 market-based awards were outstanding at December 31, 2014.

Both Service-Based Options and Market-Based Options that are vested and outstanding will be entitled to receive payments equal to the amount of the then current dividend as if the underlying shares were issued at the ex-dividend date. We recognized $21 of reductions to Retained earnings related to this feature during the year ending December 31, 2014.

The fair value of the Service-Based Options was determined using the Black-Scholes option pricing model, and a lattice (binomial) model was used to determine the fair value of the Market-Based Options using the following assumptions as of the grant date:

December 31, 2014
	Black-Scholes	Binomial
Risk-free interest rate	1.87% - 2.13%	0.12% - 3.23%
Expected stock price volatility	19.62% - 21.95%	19.62% - 21.95%
Expected dividend yield	7.82% - 8.72%	7.82% - 8.72%
Expected option life (in years)	6.5	2.7 - 3.8
Contractual life (in years)	10	10
Fair value	$0.87 - $1.27	$0.53 - $1.43

Share-based compensation expense of $243 for the year ended December 31, 2014 is recorded net of an estimated forfeiture rate of 4%.

A summary of option activity under the Plan for the year ended December 31, 2014, is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2013	—	$—	0.0	$—
Granted	1,530,000	22.61
Exercised	—	—
Forfeited or expired	(250,000)	23.12
Outstanding at December 31, 2014	1,280,000	$22.51	9.1	$—

Exercisable at December 31, 2014	116,250	$23.12	8.9	$—

(1)
Intrinsic value represents the difference between the Company’s closing stock price and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.

The weighted-average grant-date fair value of options granted during 2014 is $0.76 per share. As of December 31, 2014, the Company has $657 of total unrecognized compensation expense related to non-vested share option awards granted under the Plan. The total expense is expected to be recognized over the weighted-average requisite service period of 2.8 years. 116,250 shares vested during the year ended December 31, 2014.

No option awards, whether vested or non-vested, were outstanding for the year ended December 31, 2013, and no option activity occurred during this period.

15. INCOME TAXES

Income taxes were provided for based upon the tax laws and rates in the countries in which we conduct operations and earn related income. Our effective tax rate was 0.3% for the year ended December 31, 2014 (0.2% for the year ended December 31, 2013 and 0.2% for the year ended December 31, 2012). We are a Cayman Islands exempted company, and the Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation.

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

The sources of income (loss) before income taxes for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
U.S. operations	$(11,728)	$4,057	$(3,430)
Non-U.S. operations	229,328	113,834	23,093
	$217,600	$117,891	$19,663

The components of the income tax provision for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	2014	2013	2012
Current:
United States
Federal	$—	$920	$—
State	64	193	46
Non-U.S.	561	17	—
Current income tax provision	$625	$1,130	$46

Deferred:
United States
Federal	$(25)	$(790)	$—
State	35	(106)	—
Non-U.S.	1	—	—
Deferred income tax (benefit)	11	(896)	—

Total income tax provision	$636	$234	$46

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Deferred tax assets:
NOL carryforwards	$2,822	$25
Accruals	1,412	999
Total deferred tax assets	4,234	1,024
Valuation allowance	(3,743)	—
Net deferred tax assets	$491	$1,024

Deferred tax liabilities:
Interest rate derivatives	$414	$1,139
Debt issuance costs	76	127
Other	1	—
Total deferred tax liabilities	$491	$1,266

 Below is a reconciliation of the changes in our valuation allowance during 2014 and 2013:

	2014	2013
Beginning balance	$—	$1,755
Additions	3,743	—
Release of NOL carryforwards	—	(1,755)
Ending balance	$3,743	$—

 As of December 31, 2014 the Company has NOL carryforwards of $7,734 and $7,882, for both U.S. federal and state and local tax purposes. As of December 31, 2013 the Company had NOL carryforwards of $0 and $3,816, for both U.S. federal and state and local tax purposes (2012: $2,827 and $3,776). These carryforwards are available to offset future taxable income until they begin to expire in 2034 and 2024, respectively. The Company had no tax credit carryforwards for the years ended December 31, 2014, 2013, and 2012.

The Company conducts periodic evaluations of positive and negative evidence to determine whether it is more likely than not that some or all of the deferred tax assets will not be realized in future periods. Among the factors considered in this evaluation are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted. As a result of these evaluations, the Company determined as of December 31, 2014 a valuation allowance of $3,743 needed to be recorded against its deferred tax assets.

Reconciliations of the statutory U.S. federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Statutory rate	34.0%	34.0%	34.0%
State and local income taxes	(0.1)%	0.1%	(0.7%)
Benefit of Non-U.S. operations(1)	(35.6)%	(32.8%)	(39.9%)
Increase (decrease) in valuation allowance	1.9%	(1.0%)	6.8%
Other	0.1%	(0.1%)	—%
Effective tax rate per Consolidated Statements of Operations	0.3%	0.2%	0.2%

(1)
The majority of our earnings are at Home Loan Servicing Solutions, Ltd., a Cayman Islands entity, which is not engaged in a U.S. trade or business and therefore is not subject to U.S. federal income taxation.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities. As of December 31, 2014 and 2013, the Company did not have any unrecognized tax benefits related to the current year or any previous year, nor has management identified any. Our policy is that we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of Income tax expense. We did not accrue interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses or penalties recognized during the current year or in previous years.

Our U.S. subsidiaries file annual income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. The Company and its subsidiaries remain subject to examination for all periods since inception. The Company asserts that as of December 31, 2014, the unremitted earnings of its non-Cayman Islands subsidiaries are permanently reinvested for purposes of ASC 740-30 and that the Company has the intent and ability to reinvest such earnings in each respective non-Cayman Islands jurisdiction. Determination of the amount of unrecognized deferred tax liability is not practicable because of the fact that there is a significant amount of uncertainty with respect to the tax impact of the remittance of any earnings due to the judgment required to analyze withholding tax and other indirect tax consequences that could arise from the distribution of foreign earnings.

16. BUSINESS SEGMENT REPORTING

Our business strategy focuses on acquiring Rights to MSRs and the related servicing advances, Loans held for investment and other residential mortgage-related assets. As of December 31, 2014, we operate a single reportable business segment that holds Residential Mortgage Assets.

17. RELATED PARTY TRANSACTIONS

We entered into various agreements with Ocwen and Altisource in connection with our Initial Public Offering on March 5, 2012. William C. Erbey, our founder and the former Chairman of our Board of Directors, was also the Chairman of the Board of Directors of Ocwen and Altisource until January 16, 2015.

We acquired all of our Notes receivable – Rights to MSRs and our EBO Pool 1 Transaction loans from Ocwen. Refer to Note 2 for a description of our recent acquisitions from Ocwen and others.

As the named servicer of the loans underlying our Notes receivable – Rights to MSRs, Ocwen remains obligated to perform as servicer under the related PSAs, and we are required to pay Ocwen a monthly fee for the servicing activities it performs. We are also required to purchase any servicing advances that Ocwen is required to make pursuant to such PSAs.

Ocwen is also the named servicer of the EBO Pool 1 Transaction loans and RPLs with an aggregate UPB of $934,906, and we are required to pay Ocwen a monthly fee for the servicing activities it performs. During the year ended December 31, 2014, we incurred servicing fees of $896 on the Loans held for investment serviced by Ocwen ($0 for the years ended December 31, 2013 and 2012).

In connection with the EBO Pool 1 Transaction, we are entitled under the terms of the related purchase agreement to receive interest at the interest rates of the underlying loans less the servicing fee paid to Ocwen, and we paid a premium of $7,207 at acquisition for this right. To the extent that interest due under the terms of the underlying loans is not collected from the borrower, from liquidation of the collateral or from FHA claims, Ocwen is obligated to pay the remaining unpaid interest less the servicing fee. During 2014, Ocwen made $108 of such payments to us. At December 31, 2014, the maximum potential amount of such payments was $10,555.

We provide financing of certain servicing advances to Ocwen. In conjunction with the EBO Pool 1 Transaction on March 3, 2014, we agreed to finance $55,702 of servicing advances for Ocwen and to finance future advances. On May 1, 2014, we entered into another agreement with Ocwen to finance servicing advances totaling $20,157 and to finance future advances. We receive interest income on these receivables at a rate of 1-month LIBOR plus a spread ranging from 450 to 550 bps. We record this interest income as Interest income – other in the Consolidated Statements of Operations. During the year ended December 31, 2014, we earned interest income on financing of servicing advances of $3,233 ($0 during the year ended December 31, 2013, and $0 during the year ended December 31, 2012). Ocwen owed us $364 and $0 for interest accrued on financing of servicing advances as of December 31, 2014 and 2013.

The following table summarizes our transactions with Ocwen related to our Notes receivable – Rights to MSRs for the year ended December 31:

	2014	2013	2012
Servicing fees collected	$736,123	$633,377	$117,789
Subservicing fee payable to Ocwen	(357,747)	(317,702)	(50,173)
Net servicing fees retained by HLSS (1)	378,376	315,675	67,616

Servicing advances purchased from Ocwen in the ordinary course of business	$14,815,773	$8,781,034	$1,303,955

(1)	Net servicing fees retained by HLSS are included in the Consolidated Statements of Operations as a component of Interest income. See Note 12 for additional information regarding our Interest income.

Our Notes receivable – Rights to MSRs resulted from transactions with Ocwen. At December 31, 2014 and 2013, as a result of servicing activities related to our Notes receivable – Right to MSRs, Ocwen owed us $5,686 and $8,482, respectively, for servicing fees collected but not remitted to us, and we owed Ocwen $7,999 and $8,114, respectively, for the subservicing fee earned by Ocwen.

Ocwen Professional Services Agreement

We have a professional services agreement with Ocwen (“Professional Services Agreement”) that enables us to provide certain services to Ocwen and for Ocwen to provide certain services to us. Services provided by us under this agreement may include valuation and analysis of mortgage servicing rights, capital markets activities, advance financing management, treasury management, legal services and other similar services. Services provided by Ocwen under this agreement may include business strategy, legal, tax, licensing and regulatory compliance support services, risk management services and other similar services. The services provided by the parties under this agreement are on an as-needed basis, and the fees represent actual costs incurred plus an additional markup of 15%.

At December 31, 2014 and 2013, Ocwen owed us $33 and $655 for professional services provided pursuant to the Professional Services Agreement. During the year ended December 31, 2014, we earned fees of $1,843 ($1,811 during the year ended December 31, 2013 and $2,316 during the year ended December 31, 2012) for services provided to Ocwen pursuant to the Professional Services Agreement. Additionally, during the year ended December 31, 2014, we incurred fees of $463 ($555 during the year ended December 31, 2013 and $100 during the year ended December 31, 2012) for services received from Ocwen pursuant to the Professional Services Agreement.

Altisource Administrative Services Agreement

We have an administrative services agreement with Altisource (“Altisource Administrative Services Agreement”) that enables Altisource to provide certain administrative services to us. Services provided to us under this agreement may include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The services Altisource provides to us under this agreement are on an as-needed basis, and the fees we pay Altisource are based on the actual costs incurred by them plus an additional markup of 15%. During the year ended December 31, 2014, we incurred fees of $990 ($845 during the year ended December 31, 2013 and $655 during the year ended December 31, 2012) for services provided to us pursuant to the Altisource Administrative Services Agreement.

Receivables from and Payables to Related Parties

The following table summarizes amounts receivable from and payable to related parties at the dates indicated:

	December 31, 2014	December 31, 2013
Servicing advance financing receivables (1)	$84,107	$—
Servicing fees collected (2)	5,686	8,482
Professional services (3)	33	655
Advance collections (4)	—	60,239
Loan collections in transit (5)	3,885	—
Other	690	673
Receivables from Ocwen	$94,401	$70,049

Subservicing fees payable (6)	$7,999	$8,114
Professional services (3)	—	354
Advance purchases (7)	5,285	—
Other	1,133	2,181
Payables to Ocwen	$14,417	$10,649

Payables to Altisource	$86	$83

(1)	We provided financing to Ocwen for servicing advances. We receive interest income at a rate of 1-Month LIBOR plus a spread ranging from 450 bps to 550 bps.

(2)
Ocwen is required to remit to us servicing fees it collects on our behalf within two business days. The amount due from Ocwen at December 31, 2014, represents servicing fees collected but not remitted at the end of the month. We record servicing fees we collect less the subservicing fee we pay to Ocwen less the reduction in Notes receivable – Rights to MSRs as Interest income as shown in Note 12.

(3)	The respective amounts are for professional services provided that were outstanding as of the dates indicated.

(4)
Upon collection, Ocwen is contractually obligated to remit Match funded advance collections to pay down our Match funded liabilities. This receivable represents the portion of Match funded advance collections that were in-transit to pay down our Match funded liabilities as of the dates indicated.

(5)
Upon collection, Ocwen is contractually obligated to remit collections of our Loans held for investment to a custodial account. This receivable represents the portion of these collections that were not yet deposited into the custodial account.

(6)	The base fee and performance fee, if any, that comprise the subservicing fees payable are calculated and paid to Ocwen within three business days following the end of the month.

(7)	We are contractually obligated to reimburse advances made by Ocwen. This payable represents the portion of advance payments due to Ocwen on advances made by them.

18. COMMITMENTS AND CONTINGENCIES

The following material potential claims, lawsuits, and other proceedings, of which the Company is currently aware, are as follows. The Company has not accrued losses in connection with these legal contingencies because management does not believe there is probable and reasonably estimable loss.

Three putative class action lawsuits have been filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York entitled: (i) Oliveira v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-652 (S.D.N.Y.), filed on January 29, 2015; (ii) Berglan v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-947 (S.D.N.Y.), filed on February 9, 2015; and (iii) W. Palm Beach Police Pension Fund v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-1063 (S.D.N.Y.), filed on February 13, 2015. These three lawsuits are collectively referred to as the “New York Actions.”

The New York Actions name as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President, and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The New York Actions assert causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain public disclosures made by the Company relating to our relationship with Ocwen. These actions allege that HLSS misled investors by failing to disclose, among other things, the extent of HLSS’s dependence on Ocwen, information regarding governmental investigations of Ocwen’s business practices, and the Company’s own purportedly inadequate internal controls. The Company intends to vigorously defend the New York Actions.

Two shareholder derivative actions have been filed purportedly on behalf of Ocwen Financial Corporation naming as defendants the Company and certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey, entitled (i) Sokolowski v. Erbey, et al., No. 9:14-CV-81601 (S.D. Fla.), filed on December 24, 2014 (the “Sokolowski Action”), and (ii) Mocavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.), filed on March 20, 2015 (collectively, with the Sokolowski Action, the “Ocwen Derivative Actions”). The original complaint in the Sokolowski Action named as defendants certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey. On February 11, 2015, plaintiff in the Sokolowski Action filed an amended complaint naming additional defendants, including HLSS. The Ocwen Derivative Actions assert a cause of action for aiding and abetting certain alleged breaches of fiduciary duty under Florida law against HLSS and others, and claims that HLSS (i) substantially assisted Ocwen’s alleged wrongful conduct by purchasing Ocwen’s mortgage servicing rights and (ii) received improper benefits as a result of its business dealings with Ocwen due to Mr. Erbey’s purported control over both HLSS and Ocwen. Additionally, the Sokolowski Action asserts a cause of action for unjust enrichment against HLSS and others. The Company intends to vigorously defend the Ocwen Derivative Actions.

On March 11, 2015, plaintiff David Rattner filed a shareholder derivative action purportedly on behalf of the Company entitled Rattner v. Van Vlack, et al., No. 2015CA002833 (Fla. Palm Beach Cty. Ct.) (the “HLSS Derivative Action”). The lawsuit names as defendants HLSS directors John P. Van Vlack, Robert J. McGinnis, Kerry Kennedy, Richard J. Lochrie, and David B. Reiner (collectively, the “Director Defendants”), New Residential Investment Corp., and Hexagon Merger Sub, Ltd. The HLSS Derivative Action alleges that the Director Defendants breached their fiduciary duties of due care, diligence, loyalty, honesty and good faith and the duty to act in the best interests of the Company under Cayman law and claims that the Director Defendants approved a proposed merger with New Residential Investment Corp. that (i) provided inadequate consideration to the Company’s shareholders, (ii) included unfair deal protection devices, (iii) and was the result of an inadequate process due to conflicts of interest. The Company intends to vigorously defend the HLSS Derivative Action.

On September 15, 2014, the Company received a subpoena from the SEC requesting that it provide certain information related to the Company’s prior accounting conventions for and valuations of our Notes receivable – Rights to MSRs that resulted in the restatement of our consolidated financial statements for the years ended December 31, 2013 and 2012 and for the quarter ended March 31, 2014 during August 2014. On December 22, 2014, the Company received a subpoena from the SEC requesting that it provide information related to certain governance documents and transactions and certain communications regarding the same. The Company is cooperating with the SEC in these matters.

On March 23, 2015, the Company received a subpoena from the SEC requesting that it provide information concerning communications between the Company and certain investment advisors and hedge funds. The SEC also requested documents relating to the Company’s structure, certain governance documents and any investigations or complaints connected to trading in the Company’s securities. The Company is cooperating with the SEC in this matter.

See Note 1 for discussion of a downgrade in our credit rating, the alleged events of default of certain of the advance funding facilities and cross default provisions to Ocwen’s senior secured term facility within our advance funding facilities and EBO Facility.

19. SUBSEQUENT EVENTS

Subsequent to our balance sheet date of December 31, 2014:

•	On January 9, 2015, we declared a monthly dividend of $0.18 per ordinary share with respect to January, February and March 2015;

•	On January 12, 2015, we paid cash dividends of $12,783 or $0.18 per ordinary share;

•
On January 15, 2015, we amended the Series 2012 VF 1 Notes, the Series 2012 VF 2 Notes, and the Series 2012 VF 3 Notes i) to increase the maximum principal balance of each note by $100 million for the period commencing January 15, 2015, and ending April 15, 2015, and ii) to modify the advance rate for each of the notes until certain criteria are met;

•
On January 19, 2015, we amended the Series 2013 VF 1 Notes i) to extend the expected repayment date of the notes from February 13, 2015, to December 3, 2015, ii) to incorporate additional designated servicing agreements as collateral for the notes, and iii) to set the maximum principal balance of the notes at $525 million and to prescribe the circumstances whereby the maximum principal balance of the notes will be increased by $100 million to $625 million for a period of six months and, after the expiration of such period, then reduced to $550 million; and

•	On February 10, 2015, we paid cash dividends of $12,783 or $0.18 per ordinary share;

•
On February 20, 2015, we sold our RPL portfolio to an unrelated third party purchaser for a total purchase price of $337.6 million, subject to a 5% holdback pending completion of the purchaser's due diligence. A portion of the sale proceeds were used to terminate the RPL Facility. We recognized an immaterial gain on this sale.

•
On February 22, 2015, we entered into the Old Merger Agreement with NRZ and Merger Sub, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub would merge with and into us.

•	On February 27, 2015, we amended the EBO Facility to extend the maturity date to May 1, 2015.

•	During the month of February 2015, our management developed a management plan that included the following elements:

◦	Entering into the Old Merger Agreement with NRZ;

◦	Negotiating certain commitments from various lenders for replacement advance financing, though never consummated;

◦	Selling our entire portfolio of RPLs for an immaterial gain and concurrently repaying the related borrowings in full;

◦	Marketing our GNMA EBO loan portfolios and extending the maturity of the related borrowings to allow for continued marketing;

◦
Working closely with our legal counsel to address BlueMountain’s allegations of default, which we believe are without merit, and any potential impact of such allegations on our advance financing facilities; and

◦
Amending our senior secured term loan facility agreement to extend the deadline to furnish annual financial statements to April 10, 2015, to amend certain terms of cross default to our advance financing facilities and to permit an amendment to the Ocwen Subservicing Agreement.

•	On March 10, 2015, we paid cash dividends of $12,783 or $0.18 per ordinary share;

•
On March 20, 2015, we entered into the Amendment to our senior secured term loan facility agreement. Pursuant to the Amendment, the deadline for the Company to furnish its annual financial statements was extended to April 10, 2015, and certain terms of cross default to the Company's advance financing facilities were amended. In addition, consent was granted to permit certain amendments to the Ocwen Subservicing Agreement.

•
On April 6, 2015, HLSS, HLSS Holdings and Ocwen entered into an amendment to the Purchase Agreement and the sale supplements (effective upon completion of the Asset Sale described below) to, among other things, (i) obtain Ocwen's consent to the assignment by HLSS of its interest under the Purchase Agreement and each sale supplement, (ii) provide that HLSS Holdings will not become the named servicer in connection with any Rights to MSRs, or direct the replacement of Ocwen as named servicer, before April 6, 2017 except under certain limited circumstances, (iii) extend the scheduled term of Ocwen's servicing appointment under each sale supplement until the earlier of 8 years from the date of such sale supplement and April 30, 2020, and (iv) provide that Ocwen will reimburse HLSS Holdings for certain increased financing costs resulting from servicer rating downgrades of Ocwen. In addition, under such amendment (x) Ocwen agrees to exercise any “clean-up call” rights under any servicing agreement related to Rights to MSRs only at the direction of HLSS and to sell to HLSS, on an “as-is” basis, the economic beneficial interest in the right to purchase the mortgage loans and other assets in the trust for each designated servicing agreement pursuant to such clean-up call rights and (y) HLSS agrees to pay to Ocwen a fee equal to 0.50% of  the outstanding balance of the performing mortgage loans purchased in connection with any such exercise and to pay Ocwen’s related costs and expenses of exercise.

•
On April 6, 2015, to best address concerns relating to our ability to operate as a going concern and the associated impact on our business on an expedited basis, we agreed with NRZ and Merger Sub to terminate the Old Merger Agreement and immediately complete the Asset Sale. The Asset Sale was made in accordance with the terms and conditions of the NRZ Purchase Agreement. In connection with the Asset Sale, among other things, (i) HLSS MSR-EBO acquired substantially all of the assets of the Company (including all of the issued share capital of Luxco 1B) and (ii) HLSS Advances acquired all of the issued share capital of Luxco 1A and assumed substantially all of the liabilities of the Company, including certain post-closing liabilities of the Company. In exchange, the Company received an amount in cash equal to $1.0 billion plus 28,286,980 newly issued shares of NRZ common stock with a par value $0.01 per share. In conjunction with the Asset Sale, our senior secured term loan facility was retired.

•
Concurrently with the execution of the NRZ Purchase Agreement, our Board of Directors adopted and approved the Liquidation Plan, pursuant to which we will (1) cease our business activities other than such activities that are necessary to carry out the provisions of the Liquidation Plan, (2) pay or make adequate provision for operating expenses expected to be incurred through the completion of the Liquidation Plan and (3) distribute to our shareholders in one or more distributions, (a) the cash received by the Company in the Asset Sale and the net proceeds from the sale of NRZ common stock received by the Company in the Asset Sale, less (b) amounts used to pay the liabilities of the Company and less a reserve in the amount of $50 million that will be held by the Company at the discretion of the Board to ensure that the Company will be able to meet known and unknown liabilities up to the date of the consummation of the transactions contemplated by the New Merger or, if the transactions contemplated by the New Merger are not consummated, the date of the final liquidating distribution after settlement of the liabilities and to ensure that the Company has available resources in the event that it is necessary to enforce against third parties any contractual or other rights of the Company or its officers or directors. If the New Merger is consummated, our shares will be converted automatically into the right to the Merger Consideration.  If the New Merger is not consummated and post-closing expenses and liabilities do not exceed $50 million, it is anticipated that a further cash distribution will be made to shareholders.

•
Immediately following the closing of the Asset Sale contemplated by the NRZ Purchase Agreement, we entered into: (i) the New Merger Agreement with NRZ and Merger Sub, pursuant to which, among other things, the Company will be merged with and into Merger Sub, with the Company ceasing its corporate existence and Merger Sub surviving the New Merger, (ii) a Services Agreement, pursuant to which HLSS Advances Acquisition Corp. will provide us with certain services following the consummation of the Asset Sale, including, among other things, handling (including defending, prosecuting or resolving) all claims, disputes or controversies (including any litigation, arbitration, governmental investigations or inquiries or any other proceedings or negotiations) in which the Company is a party or may otherwise be involved and (iii) a Registration Rights Agreement to memorialize certain rights relating to the registration of shares of NRZ common stock to be held by the Company upon the closing of the Asset Sale. On the terms and subject to the conditions set forth in the New Merger Agreement, at the Effective Time each of the Company Shares issued and outstanding immediately prior to the Effective Time (other than Company Shares owned by any direct or indirect wholly-owned subsidiary of NRZ (other than Merger Sub) or of Merger Sub and Company Shares as to which dissenters’ rights have been properly exercised) will be converted automatically into the right to receive the Merger Consideration. The parties’ obligations to consummate the New Merger are subject to certain closing conditions, including approval of the New Merger by the requisite vote of the shareholders, the absence of any legal restraints that would prohibit the consummation of the New Merger and other conditions customary for a transaction of this type. Each of us, NRZ and Merger Sub has made certain customary representations, warranties and covenants in the New Merger

Agreement, including, among other things, covenants related to the conduct of our business during the interim period between the execution of the New Merger Agreement and the consummation of the New Merger. The New Merger Agreement provides for certain termination rights for both us and NRZ, including, if approval of the New Merger by the requisite vote of the shareholders is not obtained or if the New Merger is not consummated by the nine month anniversary of the date of the New Merger Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2014. Based upon that evaluation, management has determined that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2014.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

As disclosed in Item 9A, Management’s Report on Internal Control Over Financial Reporting (As Restated), of our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on August 18, 2014, management reported a material weakness described as follows:

The Company’s controls related to determining the fair value of its Notes receivable – Rights to MSRs were not properly designed to allow for adjustment of the asset to the best estimate of fair value and to include the effect of such fair value adjustments in the application of the interest method in accounting for the Notes receivable – Rights to MSRs.

During the fiscal quarter ended December 31, 2014, our management has implemented a control to review the journal entry and supporting documentation to adjust the Notes receivable – Rights to MSRs to the point estimate of fair value. Controls were also implemented to review and approve the assumptions and valuations provided by our third party experts and to review controls in place at Ocwen related to the completeness and accuracy of underlying loan data used in the valuations.

Except as described above, there have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Home Loan Servicing Solutions, Ltd.:

We have audited the internal control over financial reporting of Home Loan Servicing Solutions Ltd. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014, of the Company and our report dated April 6, 2015 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to material transactions with a significant related party and the sale of substantially all of the Company’s assets.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
April 6, 2015

ITEM 9B.	OTHER INFORMATION

There was no other information required to be reported on Form 8-K during the fiscal quarter ended December 31, 2014 that was not so reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be included in Part III of this Annual Report on Form 10-K will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2015.

ITEM 11.	EXECUTIVE COMPENSATION (Dollars and share amounts in ones)

The information required to be included in Part III of this Annual Report on Form 10-K will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS (Dollars and share amounts in ones)

The information required to be included in Part III of this Annual Report on Form 10-K will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE (Dollars and share amounts in ones, unless otherwise indicated)

The information required to be included in Part III of this Annual Report on Form 10-K will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be included in Part III of this Annual Report on Form 10-K will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2015.

PART IV

ITEM 15.	EXHIBITS

Exhibit Index

2.1
Agreement and Plan of Merger, dated as of February 22, 2015, by and among Home Loan Servicing Solutions, Ltd., New Residential Investment Corp. and Hexagon Merger Sub, Ltd. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 23, 2015.

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

10.2
Sale Supplement, dated as of March 13, 2013, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on March 18, 2013.

10.3
Subservicing Supplement, dated as of March 13, 2013, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 18, 2013.

10.4
Sale Supplement, dated as of May 21, 2013, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 22, 2013.

10.5
Subservicing Supplement dated as of May 21, 2013, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 22, 2013.

10.6
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

10.7
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

10.8
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

10.9
Sale Supplement, dated as of July 1, 2013, between Ocwen Loan Servicing, LLC, as seller, HLSS Holdings, LLC as purchaser, and Home Loan Servicing Solutions, Ltd., as Purchaser. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2013.

10.10
Subservicing Supplement, dated as of July 1, 2013, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2013.

10.11
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

10.13
Receivables Pooling Agreement, dated as of July 1, 2013, by and between HLSS Servicer Advance Facility Transferor II, LLC and HLSS Servicer Advance Receivables Trust II. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2013.

10.14
Receivables Sale Agreement, dated as of July 1, 2013, among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and HLSS Servicer Advance Facility Transferor II, LLC. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2013.

10.15
Series 2013-T-4 Indenture Supplement, dated as of August 8, 2013, to Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 13, 2013.

10.16
Series 2013-T-5 Indenture Supplement, dated as of August 8, 2013, to Fourth Amended and Restated Indenture, dated as of August 8, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 13, 2013.

10.17
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

10.18
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

10.19
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

10.20
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

10.21
Series 2013-MM1 Third Amended and Restated Indenture Supplement, dated as of September 26, 2013, to Fifth Amended and Restated Indenture, dated as of September 26, 2013, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Wells Fargo Securities, LLC. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on October 17, 2013.

10.22
Amendment to Sale Supplement, dated as of September 30, 2013, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on October 17, 2013.

10.23
Amendment to Subservicing Supplement, dated as of September 30, 2013, between Ocwen Loan Servicing, LLC and HLSS Holdings LLC. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on October 17, 2013.

10.24
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

10.27
Amendment to Sale Supplements, dated as of February 4, 2014, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 6, 2014.

10.28
Amendment to Subservicing Supplements, dated as of February 4, 2014, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 6, 2014.

10.29
Amendment No. 1 to the Master Repurchase Agreement among HLSS Mortgage Master Trust, Barclays Bank PLC and Home Loan Servicing Solutions, Ltd. dated as of April 15, 2014. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 17, 2014.

10.30	Employment contract, dated as of January 1, 2014, between HLSS SEZ LP and John P. Van Vlack. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 17, 2014.

10.31	Employment contract, dated as of January 1, 2014, between HLSS SEZ LP and Richard Delgado. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 17, 2014.

10.32	Employment contract, dated as of January 1, 2014, between HLSS SEZ LP and James E. Lauter. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 17, 2014.

10.33
Mortgage Loan Purchase and Servicing Agreement, dated as of March 3, 2014, between Ocwen Loan Servicing, LLC and HLSS Mortgage Master Trust. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 6, 2014.

10.34
Receivables Sale Agreement, dated as of March 3, 2014, between Ocwen Loan Servicing, LLC and HLSS Mortgage Master Trust. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 6, 2014.

10.35
Master Repurchase Agreement, dated as of March 3, 2014, by and among Barclays Bank PLC, HLSS Mortgage Master Trust and Home Loan Servicing Solutions, Ltd. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 6, 2014.

10.36
Second Amended and Restated Indenture, dated as of February 14, 2014, by and among HLSS Servicer Advance Receivables Trust II, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 19, 2014.

10.37
Second Amended and Restated Indenture Supplement, dated as of February 14, 2014, by and among HLSS Servicer Advance Receivables Trust II, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 19, 2014.

10.38
Sixth Amended and Restated Indenture, dated as of January 17, 2014, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC, Barclays Bank PLC, Wells Fargo Securities, LLC and Credit Suisse AG, New York Branch. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 23, 2014.

10.39
Series 2014-T1 Indenture Supplement, dated as of January 17, 2014, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 23, 2014.

10.40
Series 2014-T2 Indenture Supplement, dated as of January 17, 2014, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 23, 2014.

10.41
Amendment No. 1 to the Master Repurchase Agreement among HLSS Mortgage Master Trust, Barclays Bank PLC and Home Loan Servicing Solutions, Ltd. dated as of April 15, 2014. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 17, 2014.

10.42
Home Loan Servicing Solutions, Ltd. 2013 Equity Incentive Plan adopted May 5, 2014. Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 17, 2014.

10.43
Series 2014-T3 Indenture Supplement, dated as of June 18, 2014, to Sixth Amended and Restated Indenture dated as of January 17, 2014, by and among HLSS Servicer Advance Receivables Trust, Deutsche Bank National Trust Company, HLSS Holdings, LLC, Ocwen Loan Servicing, LLC and Credit Suisse AG. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 23, 2014.

10.44
Master Repurchase Agreement and Securities Contract, dated as of June 26, 2014, among HLSS Mortgage Master Trust II as Seller and Wells Fargo Bank, National Association, as Buyer. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 1, 2014.

10.45
Guaranty Agreement, dated as of June 26, 2014, made by Home Loan Servicing Solutions, Ltd. in favor of Wells Fargo Bank, National Association. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 1, 2014.

10.46
Amendment No. 4 dated as of July 16, 2014, to the Second Amended and Restated Series 2012-VF1 Indenture Supplement dated as of August 30, 2013, to the Sixth Amended and Restated Indenture, dated as of January 17, 2014. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 17, 2014.

10.47
Amendment No. 4 dated as of July 16, 2014, to the Second Amended and Restated Series 2012-VF2 Indenture Supplement dated as of August 30, 2013, to the Sixth Amended and Restated Indenture, dated as of January 17, 2014. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 17, 2014.

10.48
Amendment No. 4 dated as of July 16, 2014, to the Second Amended and Restated Series 2012-VF3 Indenture Supplement dated as of August 30, 2013, to the Sixth Amended and Restated Indenture, dated as of January 17, 2014. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 17, 2014.

10.49
Amendment No. 2 to the Master Repurchase Agreement among HLSS Mortgage Master Trust, Barclays Bank PLC and Home Loan Servicing Solutions, Ltd. dated as of October 16, 2014. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 16, 2014.

10.50
Amendment No. 5 to the Second Amended and Restated Series 2012-VF1 Indenture Supplement dated as of August 30, 2013. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 5, 2014.

10.51
Amendment No. 5 to the Second Amended and Restated Series 2012-VF2 Indenture Supplement dated as of August 30, 2013. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 5, 2014.

10.52
Amendment No. 5 to the Second Amended and Restated Series 2012-VF3 Indenture Supplement dated as of August 30, 2013. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 5, 2014.

10.53
Amendment No. 6 to the Second Amended and Restated Series 2012-VF1 Indenture Supplement dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement dated as of August 30, 2013. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 15, 2015.

10.54
Amendment No. 6 to the Second Amended and Restated Series 2012-VF2 Indenture Supplement dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement dated as of August 30, 2013. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 15, 2015.

10.55
Amendment No. 6 to the Second Amended and Restated Series 2012-VF3 Indenture Supplement dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement dated as of August 30, 2013. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 15, 2015.

10.56
Third Amended and Restated Indenture by and among HLSS Servicer Advance Receivables Trust II; Deutsche Bank National Trust Company; HLSS Holdings, LLC; Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 21, 2015.

10.57
Third Amended and Restated Indenture Supplement by and among HLSS Servicer Advance Receivables Trust II; Deutsche Bank National Trust Company; HLSS Holdings, LLC; Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 21, 2015.

10.58	Agreement with Deutsche Bank National Trust Company dated February 17, 2015. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 18, 2015.

10.59	Home Loan Servicing Solutions, Ltd. Change in Control Retention Bonus and Severance Plan. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 23, 2015.

10.60
Mortgage Loan Purchase and Sale Agreement by and among HLSS Mortgage Master Trust II and Securitized Mortgage Asset Loan Trust 2015-1 dated February 20, 2015. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 23, 2015.

10.61
Amendment No. 4 to Master Repurchase Agreement among HLSS Mortgage Master Trust, Barclays Bank PLC, Sutton Funding LLC and Home Loan Servicing Solutions, Ltd. dated as of February 27, 2015. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 3, 2015.

10.62
Consent, Waiver and Amendment among Home Loan Servicing Solutions, Ltd., certain subsidiaries of Home Loan Servicing Solutions, Ltd., JPMorgan Chase Bank, N.A. and each lender from time to time party thereto dated as of March 20, 2015. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 23, 2015.

11.1
Computation of earnings per share. Incorporated by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Supplementary Quarterly Data (Unaudited)" and from Part II, Item 8, "Financial Statements and Supplementary Data – Note 10, Earnings Per Share" within this Annual Report on Form 10-K.

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of Home Loan Servicing Solutions, Ltd. (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 312 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 312 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

* Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME LOAN SERVICING SOLUTIONS, LTD.

Date:	April 6, 2015	By: /s/ James E. Lauter
James E. Lauter
Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert J. McGinnis	Date:	April 6, 2015
Robert J. McGinnis
Chairman of the Board of Directors

/s/ John P. Van Vlack	Date:	April 6, 2015
John P. Van Vlack
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James E. Lauter	Date:	April 6, 2015
James E. Lauter
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Kerry Kennedy	Date:	April 6, 2015
Kerry Kennedy
Director

/s/ Richard J. Lochrie	Date:	April 6, 2015
Richard J. Lochrie
Director

/s/ David B. Reiner	Date:	April 6, 2015
David B. Reiner
Director