Form 10-K/A
period 2014-12-31
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2015-04-30
CIK 1513161

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
190 Elgin Avenue
George Town, Grand Cayman KY1-9005
Cayman Islands
(Address of principal executive offices) (Zip Code)
(345) 945-3727
(Registrant’s telephone number, including area code)

Title of each class	Name of each exchange on which registered
Ordinary shares, par value $0.01 per share	NASDAQ Global Select Market*
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒**

Aggregate market value of the ordinary shares of the registrant held by non-affiliates as of June 30, 2014: $1,590,856,062

Number of Ordinary Shares, $0.01 par value, outstanding as of April 30, 2015: 71,016,771 shares.

*    Delisted as of April 29, 2015.
**    As of December 31, 2014.

EXPLANATORY NOTE

Home Loan Servicing Solutions, Ltd. (collectively referred to throughout as “HLSS”, “us”, “our”, “we”, or the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on April 6, 2015. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) for the purpose of including information required to be included in Part III (and not included in the Original Form 10-K) in accordance with Instruction G(3) to Form 10-K, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2014. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.

The Exhibit Index within Part IV, Item 15, “Exhibits,” has been updated to include certain documents as Exhibits related to the sale of substantially all of our assets on April 6, 2015 (the “Asset Sale”) and the concurrent entry into an Agreement and Plan of Merger. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Part IV, Item 15, “Exhibits,” has also been amended and restated in its entirety to include Exhibits 2.2 through 2.7 and Exhibit 10.63 and the currently-dated certifications.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the consolidated financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

HOME LOAN SERVICING SOLUTIONS, LTD.
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are not guarantees and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•	Our ordinary shares may continue to trade even though we are in the process of winding down, and distributions to shareholders may be below any trading price;

•	The amount of the final distribution and our ability to cease reporting depends upon whether our shareholders approve the proposed merger;

•	The ability to close the proposed merger on the proposed terms and within the anticipated time period, or at all, which is dependent on the parties’ ability to satisfy certain closing conditions;

•	The exact amount or timing of any final distribution to our shareholders;

•	The ability to maintain our passive foreign investment company (“PFIC”) status;

•	Government regulations and policies;

•	General economic and market conditions; and

•	Other risks detailed in the Company's reports and filings with the SEC.

You should not place undue reliance on such forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

For more information on the uncertainty of forward-looking statements see Part I, Item 1A, “Risk Factors” of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors is comprised of six members. Directors are elected annually and hold office until the earlier of the election and qualification of their successors or their resignation and removal. At December 31, 2014, our Board of Directors included the following individuals:

Name (1)	Age	Director Since	Executive Committee	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
William C. Erbey (3)	65	2010	X (2)
John P. Van Vlack	51	2011	X
Kerry Kennedy	55	2011			X	X
Richard J. Lochrie	73	2011		X	X (2)	X
Robert McGinnis (3)	61	2011		X	X	X (2)
David B. Reiner	59	2011		X (2)

(1)	All information set forth herein is as of December 31, 2014.

(2)	Committee Chairperson.

(3)
On December 22, 2014, Mr. Erbey agreed to step down as non-executive Chairman of the Board of Directors and of the Executive Committee effective January 16, 2015, and Mr. McGinnis was appointed as non-executive Chairman of the Board of Directors and of the Executive Committee effective January 16, 2015.

The Board of Directors adopted a resolution reducing the size of the Board of Directors of the Company from six to five directors effective January 16, 2015.

William C. Erbey. Mr. Erbey is the founder of HLSS and served as Chairman from our incorporation until January 2015. Mr. Erbey also served as the Executive Chairman of the Board of Directors of Ocwen Financial Corporation (together with its subsidiaries, “Ocwen”) from September 1996 to January 2015 and as the Chief Executive Officer of Ocwen from January 1988 to October 2010. He served as the President of Ocwen from January 1988 to May 1998. From 1983 to 1985, Mr. Erbey served as a Managing General Partner of The Oxford Financial Group, a private investment partnership that was the predecessor of Ocwen. He has also served as the Chairman of the Board of Directors of Altisource Portfolio Solutions, S.A. (“Altisource”) from July 2009 to January 2015. He has also served as Chairman of the Board of Directors of Altisource Residential Corporation (“Residential”) from July 2012 to January 2015 and as Chairman of the Board of Directors of Altisource Asset Management Corporation (“AAMC”) from March 2012 to January 2015. From 1975 to 1983, Mr. Erbey served at General Electric Capital Corporation (“GECC”) in various capacities, including as the President and Chief Operating Officer of General Electric Mortgage Insurance Corporation. Mr. Erbey also served as the Program General Manager of GECC’s Commercial Financial Services Department and as the President of Acquisition Funding Corporation. He holds a Bachelor of Arts in Economics from Allegheny College and a Master of Business Administration, with distinction, from Harvard University.

In conjunction with Ocwen's settlement with the New York State Department of Financial Services on December 22, 2014, Mr. Erbey agreed to step down as Chairman of HLSS, Ocwen, Altisource, Residential and AAMC effective January 16, 2015.

John P. Van Vlack. Mr. Van Vlack has served as a director since October 2011 and as President and Chief Executive Officer since March 5, 2012, the date of our initial public offering. Mr. Van Vlack was formerly the Chief Financial Officer of Ocwen from August 2010 until our initial public offering. Mr. Van Vlack served as Senior Vice President and Chief Financial Officer of Ocwen Asset Management from August 2008 until our initial public offering, where his duties included directing Ocwen’s Advance Facility and Portfolio Valuation departments and serving as the Chief Financial Officer for Ocwen’s loan servicing business and as Vice President, Finance from September 2007 until the date of our initial public offering. From 1989 until joining Ocwen, he held several positions in BellSouth Corporation (“BellSouth”) including Chief Financial Officer of Network Operations, Retail Marketing, and in two subsidiaries in their Yellow Pages business. Before joining BellSouth, he was a Staff

Consultant with Deloitte & Touche LLP (“Deloitte”). Mr. Van Vlack holds a degree in Accounting from Emory University and a Master of Business Administration from The University of Texas at Austin.

Mr. Van Vlack is an experienced public company executive and finance professional with extensive experience in the mortgage services industry. As President and Chief Executive Officer, Mr. Van Vlack has acquired an intimate knowledge of our business and plays an active role in the day-to-day management of our operations and in setting strategy for the Company. Mr. Van Vlack is uniquely well positioned to provide our Board of Directors critical insight into company-specific issues. In addition to his working knowledge of the operations, Mr. Van Vlack also provides the Board of Directors with financing expertise.

Kerry Kennedy. Ms. Kennedy has served as a director of HLSS since October 2011. Since 2008, Ms. Kennedy has been the President of Robert F. Kennedy (“RFK”) Human Rights. She has led hundreds of human rights delegations around the globe. Under her direction, in 2010 RFK Human Rights established the RFK Compass Program. Three times a year RFK Compass convenes 100 investors, who collectively control $5-7 trillion in investments managed, to advance a discussion of the connections among investment performance, fiduciary duty and public interest issues to optimize risk-adjusted rates of returns and address current and future global challenges.

In the for profit sector, Ms. Kennedy serves on the Board of Directors of Physicians Interactive. She served on the boards of Endeavor Acquisition Corp., Victory Acquisition Corp., Triplecrown Acquisition Corp., Grand Slam Acquisition Corp., Four Square Capital Corp. and Cullen Agricultural Holding Corp.

In the nonprofit sector, Ms. Kennedy serves on the Board of Directors of Human Rights First, Inter-Press Service and the United States Institute of Peace. Ms. Kennedy served as Chair of the Amnesty International Leadership Council from January 1996 until 2010 and on the Board of Directors of the International Center for Ethics and Justice and Public Life at Brandeis University for over a decade. Ms. Kennedy wrote the New York Times best seller, Being Catholic Now, as well as Speak Truth to Power. She is a graduate of Brown University, holds a Juris Doctor from Boston College Law School and has numerous honorary degrees.

Chosen for her diverse background and experience, Ms. Kennedy brings valuable insight to our Board of Directors from a governance and community and government relations perspective.

Richard J. Lochrie. Mr. Lochrie has served as a director since October 2011. Mr. Lochrie co-founded and has served as President of Lochrie & Associates, Inc. since 1974. Lochrie & Associates is a management consulting business specializing in quantitative marketing, forecasting and strategic planning for Fortune 500 companies, including General Electric Company and The Coca-Cola Company. From 1986 until it was acquired by Ocwen in 1988, Mr. Lochrie served as a director of Investors Mortgage Insurance Holding Company. Between September and November of 2010, Lochrie & Associates Inc. provided econometric modeling services on prepayment and delinquency of mortgage loans to Ocwen and on real estate owned list prices to Altisource. Before establishing Lochrie & Associates, Mr. Lochrie was employed with Allis-Chalmers Manufacturing Co. Mr. Lochrie holds a Bachelor’s degree in Industrial Management from Quincy College, a Master’s degree in Mathematics from the University of Illinois at Urbana-Champaign and a Master of Business Administration from the University of Wisconsin-Madison.

Mr. Lochrie provides leadership, direction and his experience as co-founder of Lochrie & Associates, Inc. brings valuable public company strategic insight to the Board of Directors. As determined by our Board of Directors, Mr. Lochrie is financially literate and qualifies as a financial expert as required pursuant to The Nasdaq Stock Market (“Nasdaq”) listing standards and SEC rules implementing requirements of the Sarbanes-Oxley Act of 2002.

Robert McGinnis. Mr. McGinnis has served as a director since October 2011 and was appointed as Chairman effective January 2015. Mr. McGinnis served as Managing Director of Greenwich Capital Markets from 1997 to 2008, where he built the Non-Agency Mortgage, Structured Products and Asset Backed business into one of the industry’s preeminent firms. In his role at Greenwich Capital Markets, Mr. McGinnis was responsible for origination, banking and trading of all products and for structuring, client relationships, recruiting, business development and new products. From 1982 to 1997, Mr. McGinnis was a Managing Director at Salomon Brothers Inc., responsible for origination and banking of Salomon’s Non-Agency Mortgage Business. Mr. McGinnis holds a Bachelor’s Degree in Civil Engineering from Rochester Institute of Technology, a Master’s Degree in Civil Engineering from Manhattan College and a Master of Business Administration from New York University.

Mr. McGinnis has significant industry specific experience as a result of his role as Managing Director of Greenwich Capital Markets, and his experience in the financial services industry provides the Board of Directors with valuable strategic and financial insights. As determined by our Board of Directors, Mr. McGinnis is financially literate and qualifies as a financial expert as required pursuant to Nasdaq listing standards and SEC rules implementing requirements of the Sarbanes-Oxley Act of 2002.

David B. Reiner. Mr. Reiner has served as a director since October 2011. Mr. Reiner is currently a Managing Director with Regional Real Estate Investment Corporation (“RREIC”), a registered investment advisor that manages private investment funds that make opportunistic real estate investments, and has served as non-executive Chairman of the Board of Residential since January 2015. Prior to joining RREIC, Mr. Reiner served as a Managing Director with Grosvenor Investment Management US Inc. and its predecessor, Legg Mason Real Estate Services, from 2003 until June 2011. Mr. Reiner served as a member of Ocwen’s Board of Directors from 2009 until the date of our initial public offering. In addition, Mr. Reiner has served as a member of Residential’s Board of Directors since December 2012. At Grosvenor Investment Management, Mr. Reiner was responsible for the development and implementation of business strategy, capital markets activities, fund and investment development, fund-raising, fund operations and investor relations. He also was a member of the Management and Investment Committees for Grosvenor Investment Management’s Investment Funds business. He also served on the Capital Markets Committee of Grosvenor Fund Management Ltd. Mr. Reiner holds a Bachelor of Arts from the University of South Carolina and a Juris Doctorate degree from George Mason University School of Law. He also completed graduate work in international affairs and economics at the Fletcher School of Law & Diplomacy at Tufts University and the Johns Hopkins School of Advanced International Studies.

Mr. Reiner’s real estate investment expertise, particularly with respect to capital market activities, investment strategies and funding operations, provides important insights to the Board of Directors. In addition, his background in economics and public company audit committee experience enable him to provide guidance to the Board of Directors in overseeing financial and accounting aspects of our operations. As determined by our Board of Directors, Mr. Reiner is financially literate and qualifies as a financial expert as required pursuant to Nasdaq listing standards and SEC rules implementing requirements of the Sarbanes-Oxley Act of 2002.

Executive Officers Who Are Not Directors

The following table sets forth certain information with respect to each person who currently serves as one of our executive officers but does not serve on our Board of Directors. Our executive officers have been appointed by our Board of Directors and generally serve at the discretion of our Board of Directors. There are no arrangements or understandings between us and any person for election as an executive officer. None of our Directors and/or executive officers is related to any other Director and/or executive officer of HLSS or any of its subsidiaries by blood, marriage or adoption.

Name (1)	Age	Position
James E. Lauter	55	Senior Vice President and Chief Financial Officer
Michael G. Lubin	39	Senior Vice President, General Counsel and Secretary

(1)All information set forth herein is as of December 31, 2014.

James E. Lauter. Mr. Lauter has served as our Chief Financial Officer since March 5, 2012, the date of our initial public offering. Mr. Lauter joined Ocwen in September 2010 as Vice President, Finance where he served until the date of our initial public offering and where his duties have included directing the Advance Facility and Portfolio Valuation departments. From 2000 until joining Ocwen, he held several positions at AT&T including Chief Financial Officer of National Business Markets, On-line Markets and BellSouth Community Technologies as well as various roles in Retail Marketing and Long Distance. Before joining AT&T, he held finance management positions with MCI Telecommunications and Per Se Technologies and the position of Audit Manager with Deloitte. Mr. Lauter holds a Bachelor of Business Administration in Accounting from Georgia State University and is a Certified Public Accountant in the State of Georgia.

Michael G. Lubin. Mr. Lubin has served as our General Counsel since March 10, 2014. Prior to joining HLSS, Mr. Lubin was an attorney in the Cayman Islands office of Ogier, an international law firm, from July 2007 to February 2014. While at Ogier, Mr. Lubin was part of the firm’s corporate and investment funds practice groups and specialized in corporate law and the structuring, establishment and operation of hedge funds and private equity funds. From July 2005 to July 2007, Mr. Lubin was legal counsel at Bell Canada in Toronto, Ontario where he advised the company in relation to both revenue generating and procurement transactions. From September 2003 to July 2005, he was a corporate attorney at the law firm Davies Ward Phillips & Vineberg LLP, in Toronto, Ontario. He holds a Bachelor of Arts in English from Bishop’s University and a Bachelor of Laws from the University of Manitoba.

Committees of the Board of Directors

Our Board of Directors has established an Executive Committee, an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Mr. Erbey served as the Chairman of our Board of Directors and as the Chairman of the Executive Committee until January 16, 2015. Mr. Reiner serves as the Chairman of the Audit Committee, and Mr. Lochrie serves as the Chairman of the Compensation Committee. Mr. McGinnis serves as the Chairman of the Nominating and Corporate Governance Committee and, effective January 16, 2015, as Chairman of the Board of Directors and as the Chairman of the Executive Committee. A brief description of these committees is provided below.

Executive Committee. Our Executive Committee is generally responsible for acting on behalf of our Board of Directors during the intervals between meetings of our Board of Directors. At December 31, 2014, our Executive Committee was comprised of Messrs. Erbey and Van Vlack. Since January 16, 2015, our Executive Committee has been comprised of Messrs. McGinnis and Van Vlack. Our Board of Directors has authorized the Chief Executive Officer to approve and/or to designate in writing certain individuals to approve actions in the ordinary course of business that are required to be documented by counterparties but do not require action by the Board of Directors or its committees. Such actions would include approving, signing and executing checks and electronic funds transmissions, dissolving or merging our wholly owned subsidiaries in the ordinary course of business and performing such other ministerial actions on such terms, conditions and limits as the Chairman deems appropriate in his sole discretion. All transactions approved by the Executive Committee will be provided to the Board of Directors at or before their next meeting for review and ratification.

Audit Committee. The Audit Committee of our Board of Directors oversees the relationship with our independent registered public accounting firm; reviews and advises our Board of Directors with respect to reports by our independent registered public accounting firm; and monitors our compliance with laws and regulations applicable to our operations, including the evaluation of significant matters relating to the financial reporting process and our system of internal accounting controls and the review of the scope and results of the annual audit conducted by our independent registered public accounting firm. Each member of our Audit Committee, currently consisting of Messrs. Lochrie, McGinnis and Reiner, is required to be independent as defined in regulations adopted by the SEC and the listing standards of Nasdaq. Our Board of Directors has determined that each of Messrs. Lochrie, McGinnis and Reiner are independent as defined in the listing standards of Nasdaq and Rule 10A-3 under the Exchange Act and that each of them is financially literate. Our Board of Directors has also determined that Messrs. Lochrie, McGinnis and Reiner qualify as audit committee financial experts as that term is defined in the SEC rules implementing requirements of the Sarbanes-Oxley Act. Our Audit Committee operates under a written charter approved by our Board of Directors, a copy of which has been made available on our website and in print to any shareholder who requests it. The Audit Committee is responsible for approving related party transactions.

Compensation Committee. The Compensation Committee of our Board of Directors oversees our compensation and employee benefit plans and practices. Our Compensation Committee also evaluates and makes recommendations to our Board of Directors for human resource and compensation matters relating to our executive officers. The Compensation Committee will review with the Chief Executive Officer and subsequently approve all executive compensation plans, any executive severance or termination arrangements and any equity compensation plans that are not subject to shareholder approval. The Compensation Committee also has the power to review our other compensation plans, including the goals and objectives thereof, and to recommend changes to these plans to our Board of Directors. The Compensation Committee is comprised of three directors, currently consisting of Ms. Kennedy and Messrs. Lochrie and McGinnis. Each member of the Compensation Committee is required to be independent as defined in the listing standards of Nasdaq. While we have no specific qualification requirements for members of the Compensation Committee, we expect members of the Compensation Committee to have knowledge and experience regarding compensation matters as developed through their respective business experience in both management and advisory roles, including general business management, executive compensation and employee benefits experience. We believe that the collective achievements and knowledge of the Compensation Committee will provide us with diversity in experience, culture and viewpoints.

Our Compensation Committee operates under a written charter approved by our Board of Directors, a copy of which has been made available on our website and in print to any shareholder who requests it. On an annual basis, the Compensation Committee will evaluate its performance under the charter to ensure that it appropriately addresses the matters that are within the scope of committee responsibility. When necessary, the Compensation Committee will recommend amendments to its charter to the Board of Directors for approval.

The Compensation Committee will have the authority, at the Company’s expense, to retain independent counsel or other advisers as it deems necessary in connection with its responsibilities.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee of our Board of Directors makes recommendations to our Board of Directors of individuals qualified to serve as directors and committee members for our Board of Directors; advises our Board of Directors with respect to Board of Directors composition, procedures and committees; has developed and presented our Board of Directors with a set of corporate governance principles; and oversees the evaluation of our Board of Directors and our management. Our Nominating and Corporate Governance Committee currently consists of Ms. Kennedy and Messrs. Lochrie and McGinnis. Our Nominating and Corporate Governance Committee operates under a written charter approved by our Board of Directors, a copy of which has been made available on our website and in print to any shareholder who requests it. It is the policy of our Nominating and Corporate Governance Committee to consider candidates for director recommended by our shareholders. In evaluating all nominees for director, our Nominating and Corporate Governance Committee takes into account the applicable requirements for directors under the Exchange Act and the listing standards of Nasdaq. In addition, our Nominating and Corporate Governance Committee takes into account our best interests, as well as such factors as knowledge, experience, skills, expertise, diversity and the interplay of the candidate’s experience with the background of other members of our Board of Directors. The Nominating and Corporate Governance Committee views diversity in an expansive way to include differences in prior work experience, viewpoint, education and skill set. The Nominating and Corporate Governance Committee will periodically assess the appropriate size of the Board of Directors and whether any vacancies on the Board of Directors are anticipated. Various potential candidates for director will then be identified. Candidates may come to the attention of the Nominating and Corporate Governance Committee through current Board of Directors members, professional search firms, shareholders or industry sources.

In evaluating a candidate, the Nominating and Corporate Governance Committee considers factors other than the candidate’s qualifications, including the current composition of the Board of Directors, the balance of management and independent directors, the need for Audit Committee expertise and the evaluations of other prospective nominees. In connection with this evaluation, the Nominating and Corporate Governance Committee will determine whether to interview the prospective nominee and, if warranted, one or more members of the Nominating and Corporate Governance Committee, and others as appropriate, will interview prospective nominees. After completing this evaluation and interview, the Nominating and Corporate Governance Committee will make a recommendation to the full Board of Directors as to the persons who should be nominated by the Board of Directors. The Board of Directors will determine the nominees after considering the recommendation and report of the Nominating and Corporate Governance Committee. Should our shareholders recommend a candidate for director, our Nominating and Corporate Governance Committee would evaluate such candidate in the same manner that it evaluates any other nominee.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, as required by listing standards applicable to Nasdaq. Any waivers from this Code of Business Conduct and Ethics for directors or executive officers must be approved by our Board of Directors or a board committee and must be promptly disclosed to our shareholders. The Code of Business Conduct and Ethics has been made available on our website and in print to any shareholder who requests a copy. Any amendments to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed under the rules of the SEC or the listing standards of Nasdaq, will be posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, we believe that all filing requirements applicable to our officers and directors and 10% beneficial owners were complied with during the 2014 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION (Dollars and share amounts in ones)

BOARD OF DIRECTORS COMPENSATION

The following table discloses compensation received by each non-management member of our Board of Directors who served as a Director during fiscal year 2014. Our management Directors do not receive an annual retainer or any other compensation for their service on the Board of Directors.

Name	Fees Earned Or Paid in Cash $		All Other Compensation $	Total $
William C. Erbey	$146,137	(1)	$—	$146,137
Richard J. Lochrie	95,000		—	95,000
David B. Reiner	97,500		—	97,500
Kerry Kennedy	85,000		—	85,000
Robert McGinnis	95,000		—	95,000

(1)	Inclusive of pro-rata fees of $6,137 for the period January 1, 2015 to January 16, 2015 that were paid during 2014.

Cash Compensation

We provide the following annual cash compensation to our non-management Directors in quarterly installments:

•A retainer of $85,000;
•An additional $50,000 to the Chairman of the Board of Directors;
•An additional $12,500 to the Audit Committee Chairperson;
•An additional $5,000 to all Committee Chairpersons (other than the Audit Committee Chairperson); and
•An additional $5,000 to all Audit Committee members (other than the Chairperson).

Other Director Compensation Matters

Director compensation may be prorated for a Director serving less than a full one year term such as in the case of a Director joining the Board of Directors after an annual meeting of shareholders. Directors are reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board of Directors and its Committees. Director compensation is subject to review and adjustment by the Board of Directors from time to time.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The disclosure contained in this Compensation Discussion and Analysis describes the Compensation Committee’s executive officer compensation philosophies, objectives and actions solely with respect to the fiscal year ended December 31, 2014.

Effective as of the completion of the Asset Sale, we ceased to have any employees, maintain any compensation arrangements or directly pay or provide any compensation to our executive officers for their services as such and therefore we do not have any current obligations under any of the compensation arrangements described in this Compensation Discussion and Analysis.

Philosophy and Objectives

The primary philosophy underlying our executive compensation program is to align executives’ interests with those of our shareholders by rewarding performance that achieves or exceeds specific annual and strategic goals with the ultimate objective of generating a stable and sustainable dividend. We periodically review both the performance and compensation of our executive officers annually to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To achieve these objectives, executive compensation packages include both base and incentive-based compensation that rewards performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The President and Chief Executive Officer, Mr. Van Vlack, annually reviews the performance of each other executive officer. Mr. Van Vlack’s performance is annually reviewed by the Compensation Committee. Mr. Van Vlack’s conclusions and recommendations regarding executive officer incentive award amounts are presented to the Compensation Committee for its consideration and approval. The Compensation Committee has the authority to exercise its discretion in accepting, rejecting and/or modifying any such executive compensation recommendations.

Elements of Compensation

The compensation package for our executive officers consists of base salary and annual and equity incentive compensation. This compensation structure provides each executive officer with a competitive salary, while emphasizing an incentive compensation element that is tied to the achievement of corporate goals and strategic initiatives as well as individual performance. We believe that the elements of compensation are appropriate in light of our performance, industry, challenges and environment.

Setting Compensation Levels

The Company believes our executive compensation programs are effectively designed, are in alignment with the interests of our shareholders and are instrumental to achieving our business strategy.

Based on performance, retention and other relevant considerations, the Compensation Committee reviews recommendations and determines appropriate base salary, annual incentive compensation targets and equity incentive compensation levels for the executive officers. The Compensation Committee generally makes its determinations during the second quarter of the year; however, they may make adjustments at other times as appropriate. Except for awards under the 2013 Equity Incentive Plan (which was terminated on April 6, 2015), no executive officers have received increases in compensation since our last proxy filing.

Share Ownership Policies

Although we do not have stock ownership requirements, our philosophy is that equity ownership by our executives and employees is important to attract, motivate, retain and to align their interests with the interests of our stockholders. The Compensation Committee believes that our 2013 Equity Incentive Plan helped to achieve this philosophy prior to its termination on April 6, 2015. We maintain an insider trading policy and a management directive detailing our window-period policy governing the timing of transactions in our securities for directors and executives.

Base Salary

Base salaries for our executive officers are established based on individual qualifications and job responsibilities while taking into account compensation levels at similarly situated companies for similar positions. Base salaries of the executive officers are reviewed annually during the performance appraisal process with adjustments made based on an analysis of compensation levels necessary to maintain and attract quality personnel, an internal review of the executive officer’s compensation in relation to other personnel, individual performance of the executive officer and corporate performance. Salary levels will also be considered upon a promotion or other change in job responsibility. The Compensation Committee sets the base salary for the President and Chief Executive Officer, and the President and Chief Executive Officer sets the base salaries for all other executive officers, in each case, subject to approval by the Compensation Committee. The following were the base salaries for our named executive officers for 2014:

Name and Title	2014 Base Salary
John P. Van Vlack	$325,000
President and Chief Executive Officer
James E. Lauter	238,000
Chief Financial Officer
Michael G. Lubin	280,000
General Counsel
Bryon E. Stevens (1)	250,000
Former Senior Vice President, Investor Relations and Capital Markets
Richard Delgado (2)	275,000
Former Treasurer

(1)	Mr. Stevens resigned from the Company on December 19, 2014.

(2)	Mr. Delgado resigned from the Company on September 19, 2014.

Annual Incentive Compensation

Our incentive compensation plan for executives was originally developed by Mr. Erbey and subsequently ratified and adopted by the Compensation Committee. Pursuant to the plan, a participant can earn incentive compensation paid in cash as determined by the Compensation Committee.

Each executive officer has a targeted annual incentive award that is expressed as a percentage of total target compensation. A total of 30% to 50% of total target compensation is payable only upon achievement of certain minimum corporate and individual performance levels. The appropriate targeted percentage varies depending on the nature and scope of each executive officer’s responsibilities. The table below reflects the percentage of each named executive officer’s target total compensation that was allocated to each of base salary and incentive compensation for 2014 and the dollar amount of the targeted incentive compensation:

Name	Base Salary % of Target Total Compensation in 2014	Incentive Compensation % of Target Total Compensation in 2014	2014 Target Incentive Award
John P. Van Vlack	50%	50%	$325,000
James E. Lauter	70%	30%	102,000
Michael G. Lubin	70%	30%	83,833	(3)
Bryon E. Stevens (1)	50%	50%	250,000
Richard Delgado (2)	50%	50%	275,000

(1)	Mr. Stevens resigned from the Company on December 19, 2014. The Compensation Committee, in its discretion, approved annual incentive compensation of $100,000 for him with respect to 2014.

(2)	Mr. Delgado resigned from the Company on September 19, 2014 and thus was not eligible to receive this award.

(3)	Mr. Lubin's target incentive compensation would have been $100,600 had he been employed for all of 2014.

Our annual incentive-based cash compensation is structured to motivate executives to achieve pre-established key performance indicators by rewarding the executives for such achievement. This is accomplished by using a balanced scorecard methodology that incorporates multiple financial and non-financial performance indicators. This corporate scorecard is approved annually by the Compensation Committee and/or the full Board of Directors and is used by the Compensation Committee as a factor to determine the appropriate amount of incentive compensation to be paid to the President and Chief Executive Officer and other key executives. In determining whether to approve the corporate scorecard each year, the Compensation Committee considers a number of factors, including whether the goals are consistent with and likely to enhance corporate performance and generating a stable and sustainable dividend as well as the level of difficulty associated with attainment of each goal in the scorecard.

The corporate scorecard was based on achieving (i) the Dividend Target, (ii) the Earnings Target, (iii) the Advance Financing Target – Availability, (iv) the Advance Financing Target – Cost, and (v) the Completion of the Strategic Initiatives as determined by the Compensation Committee.

The incentive awards of our executive officers for 2014 were structured so that compensation opportunities were related to (i) the performance appraisal of the executive officer (20%) and (ii) the performance within the business or support unit as expressed on each executive officer’s scorecard (80%).

Each executive officer’s personal scorecard contains key components of the Company’s strategic initiatives related to the executive’s business or support unit. The components in each scorecard are weighted individually based on relevance to the ultimate financial performance of the Company and achievement of the strategic initiatives. Additionally, in the process of developing the weighted value of each goal in the executive’s scorecard, a methodology is used to discourage an executive from pursuing short-term risks to attain their goals.

Within each component of the scorecard, there are three established levels of achievement: threshold, target and outstanding. Each level of achievement is tied to a relative point on a percentage scale which indicates the executive officer’s level of goal achievement within each component of the scorecard. Achieving the threshold level of achievement will earn the executive officer 50% of the target incentive compensation tied to such goal; the target level of achievement will earn the executive officer 100% of the target incentive compensation tied to such goal; and the outstanding level of achievement will earn the executive officer 150% of the target incentive compensation tied to such goal. Any achievement below the threshold level will not entitle the executive to compensation for the associated goal.

These goals and initiatives are further cascaded to all of our incentive-eligible employees in their personal scorecards. Within this program, all incentive-eligible employees of the organization are tied to a personal or business unit scorecard from which to measure performance against goals that are directly linked to corporate profitability and strategy. This incentive compensation structure is intended to align the goals of our executives with the overall success of the Company, while establishing clear performance standards within their respective business or support units.

The scorecards are communicated to all incentive-eligible employees by the employee’s immediate supervisor and are available to employees at all times. Each employee's performance is reviewed with senior management periodically.

Our corporate scorecard for 2014 and corresponding achievement levels are detailed below:

2014 Corporate Scorecard Elements
Corporate Objectives	Achievement Levels			Level Achieved
	Threshold	Target	Outstanding
1. Achieve dividend target	Secure Board approval to declare dividend in a timely and consistent manner	Threshold condition plus avoidance of a reduction in dividends declared	Target condition plus $0.01 increase in the sustainable monthly dividend	Outstanding

2. Achieve earnings target	Annualized EPS of $1.80	Annualized EPS of $1.92	Target condition plus no shortfall from guidance	Outstanding

3. Achieve financing target - availability	Maintain sufficient financing capacity	Threshold condition plus prevention of any note from entering targeted amortization	Target condition plus achievement of multi-seller facility with fixed rate term notes and transferability	Target

4. Achieve financing target - cost	Financing cost of <= 2.50% before adjustment	Financing cost of <= 2.35% before adjustment	Financing cost of <= 2.20% before adjustment	Outstanding

Strategic Initiatives	Achievement Levels			Level Achieved
	Threshold	Target	Outstanding
1. Advance facility operational excellence	Maintain continuous funding	Threshold condition plus no external audit findings	Target condition plus operate all continuing advance facilities in IT environment by August 2014	Outstanding

2. Manage rating agency outcomes	Avoid downgrade of any ABS note	Threshold condition plus maintain corporate rating	Target condition plus achieve a significant rating improvement	Target

3. Business development	New assets comprise >= 7% of total assets	New assets comprise >= 10% of total assets	New assets comprise >= 13% of total assets	Outstanding

4. Performance under professional services agreement	Discretion of the Ocwen CEO	Discretion of the Ocwen CEO	Discretion of the Ocwen CEO	Target

5. Strategic planning and implementation	Discretion of the Board of Directors	Discretion of the Board of Directors	Discretion of the Board of Directors	Target Plus (1)

(1)
The Board of Directors determined the Level Achieved for the objective "Strategic planning and implementation" to be “Target Plus” of 125%, which is the simple average allocation between Level Achieved of Target (100%) and Outstanding (150%).

As noted above, executives have 20% of their incentive compensation determined by their performance appraisal for the service year. Each of our executive officers performed a self-assessment as to his performance against his goals for the applicable year. Our President and Chief Executive Officer used these assessments to prepare a written performance appraisal for each of the other executive officers. The President and Chief Executive Officer presented the performance appraisal scores and personal scorecard performance to the Compensation Committee and made recommendations as to the incentive compensation for each executive officer. The Compensation Committee evaluated the recommendations and made the final incentive compensation award determinations for the executives and other incentive-eligible employees. Annual incentive compensation was paid to our executives and other incentive-eligible employees after Compensation Committee approval.

In addition to the compensation described above, for our President and Chief Executive Officer and Chief Financial Officer, there was a discretionary capital markets incentive enhancement based on the growth in the gross assets of the Company during 2014.

The personal scorecards for the fiscal year ended December 31, 2014 for our executive officers are as follows:

Initiatives	John P. Van Vlack	James E. Lauter	Michael G. Lubin	Bryon E. Stevens (1)	Richard Delgado (2)
Corporate Objective 1	20%	20%	20%	10%	15%
Corporate Objective 2	20%	15%	20%	10%	15%
Corporate Objective 3	10%	10%	10%	10%	20%
Corporate Objective 4	10%	10%	10%	10%	20%
Strategic Initiative 1	5%	15%	5%	5%	—%
Strategic Initiative 2	5%	5%	5%	10%	10%
Strategic Initiative 3	15%	10%	15%	25%	5%
Strategic Initiative 4	5%	5%	5%	15%	5%
Strategic Initiative 5	10%	10%	10%	5%	10%
Total	100%	100%	100%	100%	100%

(1)	Mr. Stevens resigned from the Company on December 19, 2014.

(2)	Mr. Delgado resigned from the Company on September 19, 2014.

At the first Board of Directors meeting for each fiscal year, the Compensation Committee approves the corporate scorecard and annual incentive components for the executive officers for that fiscal year.

Equity Incentive Compensation

The 2013 Equity Incentive Plan was administered by the Compensation Committee and authorized the grant of stock options, restricted stock, stock appreciation rights or other equity-based awards to our employees. The Compensation Committee, in cooperation with senior management, implemented the 2013 Equity Incentive Plan to motivate employees to make extraordinary efforts to achieve significant improvements to shareholder value, boost retention of key employees and align the interests of our employees with the interests of our shareholders. For these reasons, the Compensation Committee determined that it was appropriate to make stock option awards made to Messrs. Van Vlack, Lauter, Lubin and Delgado during 2014. Mr. Delgado forfeited his awards upon his resignation on September 19, 2014. The 2013 Equity Incentive Plan was terminated on April 6, 2015 in conjunction with the Asset Sale.

Other Executive Compensation

Our policy with respect to other employee benefit plans is to provide benefits to our employees, including executive officers, that are comparable to benefits offered by companies of a similar size to ours. A competitive comprehensive benefit program is essential in achieving the goal of attracting and retaining highly qualified employees.

Effective January 1, 2014, our employees who relocated from the United States to the Cayman Islands became eligible to receive compensation for cost of living adjustments, home maintenance and rental assistance, lease cancellation reimbursement, automobile loss protection, storage of household goods, home travel leave and other expenses related to the foregoing (the “Cayman Relocation Program”). Payments under the Cayman Relocation Program to Messrs. Van Vlack, Lauter and Delgado were $100,957, $87,197 and $86,055, respectively, during 2014. Messrs. Lubin and Stevens did not receive any payments under the Cayman Relocation Program.

From time to time, we enter into separation agreements with executive officers. Mr. Delgado's separation agreement provided for i) payment of his base salary up to his resignation date of September 19, 2014 and ii) payment of amounts due under the Cayman Relocation Program up to his resignation date of September 19, 2014. Mr. Stevens' separation agreement provided for i) payment of his base salary up to his resignation date of December 19, 2014, ii) discretionary annual incentive compensation of $100,000, iii) payment of unused paid-time-off hours of $21,319 and iv) medical benefits through December 31, 2014.

Tax Considerations

The timing of compensation decisions is driven by a variety of tax considerations. Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), tax deductibility by corporate taxpayers is limited with respect to compensation of certain executive officers to $1,000,000 per covered executive unless such compensation is based upon the attainment of performance objectives meeting certain regulatory criteria or is otherwise excluded from the limitation. It is the Compensation Committee’s intention to qualify all compensation for performance-based deductibility under Section 162(m), except in situations where qualifying compensation for the exclusion would be inconsistent with our overall best interest.

In order to satisfy the deductibility requirements under Section 162(m) of the Code, performance objectives must be established in the first ninety (90) days of the performance period and at a time when the outcome of the objectives is still uncertain.  For annual incentive awards, this generally means performance objectives must be established no later than the end of March of each year.  In addition, in order to avoid being considered deferred compensation under Section 409A of the Code and to be deductible for the prior tax year, our incentive compensation with respect to the prior year must be paid by March 15 of each year.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis included in this Part III, Item 11, “Executive Compensation” with management. Based on the review and discussion, the Compensation Committee recommended to the Board of Directors that this Compensation Discussion and Analysis be included in this Form 10-K/A.

Compensation Committee:
April 30, 2015	Richard J. Lochrie, Chairman
Kerry Kennedy, Director
Robert McGinnis, Director

2014 Summary Compensation Table

The following table discloses compensation received by our named executive officers for the fiscal years ended December 31, 2014 and 2013 and for the period from March 5, 2012 (the date of our initial public offering) until December 31, 2012.

Name and Principal Position	Year	Salary (1) $	Option Awards (2) $	Bonus (3) $		Non-Equity Incentive Plan Compensation (4) $	All Other Compensation (5) $	Total $
John P. Van Vlack	2014	$325,000	$221,112	$466,064	(6)	$438,750	$104,616	$1,555,542
President and Chief Executive Officer	2013	325,000	—	440,227	(6)	466,100	5,100	1,236,427
	2012	268,169	—	232,927	(7)	391,948	—	893,044

James E. Lauter	2014	238,000	157,937	174,187	(6)	137,700	90,856	798,680
Chief Financial Officer	2013	238,000	—	107,639	(6)	217,231	48,516	611,386
	2012	158,839	—	—		152,532	733	312,104

Michael G. Lubin	2014	233,333	122,329	—		134,926	3,911	494,499
General Counsel	2013	—	—	—		—	—	—
	2012	—	—	—		—	—	—

Bryon E. Stevens	2014	250,000	—	100,000	(8)	—	26,519	376,519
Former SVP of Investor Relations and Capital Markets	2013	250,000	—	178,602	(6)	107,000	2,500	538,102
	2012	134,563	—	—		203,126	—	337,689

Richard Delgado	2014	206,250	157,937	—		—	89,714	453,901
Former Treasurer (9)	2013	268,750	—	30,602	(6)	455,975	3,058	758,385
	2012	206,284	—	—		301,808	288	508,380

(1)	Represents the amount of salary earned in the corresponding year.

(2)
Represents the aggregate grant date fair value of awards granted during the fiscal year ended December 31, 2014 under the 2013 Equity Incentive Plan. We compute the grant date fair value of awards in accordance with ASC 718, Compensation – Stock Compensation. See Part II, Item 8, "Financial Statements and Supplemental Data – Note 14, Share-based Compensation" of the Original Form 10-K for further information.

(3)	Represents non-equity incentive payments other than annual incentive compensation.

(4)	Represents the amount of annual incentive compensation earned in the corresponding year.

(5)
Consists of contributions by the Company to the Company's retirement plans, payments under our Cayman Relocation Program, payment of unused paid-time-off hours and payment of certain other relocation expenses. During 2014, Messrs. Van Vlack, Lauter and Delgado received payments under the Cayman Relocation Program of $100,957, $87,197, and $86,055, respectively, and Mr. Stevens received payment of unused paid-time-off hours of $21,319. During 2013, Messrs. Lauter and McElroy received relocation expense payments of $43,931 and $10,000, respectively. During 2012, Mr. McElroy received relocation expense payments of $24,093.

(6)	Represents a discretionary capital markets incentive enhancement based on the growth in the gross assets of the Company.

(7)	Represents an incentive payment based on the month-end weighted average gross assets of the Company in 2012.

(8)	Mr. Stevens resigned from the Company on December 19, 2014. The Compensation Committee, in its discretion, approved annual incentive compensation of $100,000 for him with respect to 2014.

(9)
Effective April 1, 2013, Mr. Delgado's annual salary increased from $250,000 to $275,000. Mr. Delgado resigned from the Company on September 19, 2014. Upon his resignation, Mr. Delgado forfeited 250,000 stock options with a grant date fair value of $157,937 that had been awarded during 2014.

Grants of Plan-Based Awards

This table discloses information concerning each grant of an award made to a named executive officer in 2014. This includes annual incentive compensation and stock option awards under the Company's 2013 Equity Incentive Plan.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options (2) #	Exercise Price of Option Awards (2) $/Share	Grant Date Fair Value of Option Awards (2) $
Name	Award Date	Grant Date	Threshold $	Target $	Maximum $
John P. Van Vlack
Annual incentive compensation (3)	January 1, 2014	January 1, 2014	$162,500	$325,000	$487,500
Stock options (2)	December 5, 2013	May 13, 2014				350,000	$23.12	$221,112

James E. Lauter
Annual incentive compensation (3)	January 1, 2014	January 1, 2014	51,000	102,000	153,000
Stock options (2)	December 5, 2013	May 13, 2014				250,000	23.12	157,937

Michael G. Lubin (4)
Annual incentive compensation (3)	March 1, 2014	March 1, 2014	50,300	100,600	150,900
Stock options (2)	March 1, 2014	May 13, 2014				100,000	20.33	122,329

Bryon E. Stevens (5)
Annual incentive compensation (3)	January 1, 2014	January 1, 2014	125,000	250,000	375,000

Richard Delgado (6)
Annual incentive compensation (3)	January 1, 2014	January 1, 2014	137,500	275,000	412,500
Stock options (2)	December 5, 2013	May 13, 2014				250,000	23.12	157,937

(1)	The Threshold, Target and Maximum amounts reflect the range of estimated annual incentive compensation payouts.

(2)
We have issued stock options under the 2013 Equity Incentive Plan. Stock options were awarded to Messrs. Van Vlack and Lauter on December 5, 2013 and to Mr. Lubin on March 1, 2014. The awards were deemed to be granted on May 13, 2014, being the date upon which shareholder approval was obtained for the 2013 Equity Incentive Plan. In all cases, the exercise price was at least equal to the closing market price of the ordinary shares on the day prior to date on which the stock options were awarded. The grant date fair value was computed under ASC 718, Compensation – Stock Compensation, for all awards made in 2014. See Part II, Item 8, "Financial Statements and Supplemental Data – Note 14, Share-based Compensation" of the Original Form 10-K for further information. The 2013 Equity Incentive Plan was terminated on April 6, 2015 in conjunction with the Asset Sale.

(3)	Refer to Part III, Item 11, "Executive Compensation – Annual Incentive Compensation" for details regarding calculation of annual incentive compensation.

(4)	Mr. Lubin's annual incentive compensation was pro-rated based on the number of days he was employed during 2014.

(5)	Mr. Stevens resigned from the Company on December 19, 2014. The Compensation Committee, in its discretion, approved annual incentive compensation of $100,000 for him with respect to 2014.

(6)	Mr. Delgado resigned from the Company on September 19, 2014 and thus was not eligible to receive annual incentive compensation, and his 250,000 outstanding options were forfeited upon his resignation.

Outstanding Equity Awards at Fiscal Year-End 2014

The following table provides information concerning unexercised options for each named executive officer outstanding as of December 31, 2014. Each outstanding award is represented by a separate row, which indicates the number of securities underlying the award. No awards have been exercised or transferred under the 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan and all options outstanding thereunder were terminated on April 6, 2015.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price $	Option Expiration Date (1)
John P. Van Vlack
Service-based options (2)	43,750	131,250	(4)	$23.12	December 5, 2023
Market-based options (3)	—	175,000	(3)	23.12	December 5, 2023
James E. Lauter
Service-based options (2)	31,250	93,750	(4)	23.12	December 5, 2023
Market-based options (3)	—	125,000	(3)	23.12	December 5, 2023
Michael G. Lubin
Service-based options (2)	—	50,000	(5)	20.33	March 1, 2024
Market-based options (3)	—	50,000	(3)	20.33	March 1, 2024

(1)
Service-based options would have expired on the tenth anniversary of the award date. Market-based options would have expired on the later of i) the tenth anniversary of the award date or ii) the fourth anniversary of the vesting date. We have included the tenth anniversary date as the expiration date for Market-based options.

(2)
Service-based options would have vested evenly in four annual increments beginning with the first anniversary of the agreement date of December 5, 2013 (in the cases of Messrs. Van Vlack and Lauter) or March 1, 2014 (in the case of Mr. Lubin), and the options expire on the earlier of 10 years after the date of grant or following termination of service.

(3)
One-fourth of the Market-based options would have vested immediately on the first date as of which both of the following market-based criteria have been met: i) the per share price was equal to or exceeded 1.25 times the strike price and ii) investors achieved a 12.5% annualized rate of return from the agreement date based on the strike price and dividends received. Thereafter, the remaining options would have vested evenly on each of the next three anniversaries of the initial date of vesting.

(4)	Unexercisable Service-based options attributable to Messrs. Van Vlack and Lauter would have vested in equal installments on each of December 5, 2015, 2016 and 2017.

(5)	Unexercisable Service-based options attributable to Mr. Lubin would have vested in equal installments on each March 1, 2015, 2016, 2017 and 2018.

Option Exercises

No stock options were exercised during the fiscal year ended December 31, 2014. The 2013 Equity Incentive Plan and all options outstanding thereunder were terminated on April 6, 2015.

Employment Agreements

Our principal executive office re-located to the Cayman Islands effective January 1, 2014. In connection with the re-location, Mr. John Van Vlack, President and Chief Executive Officer, Mr. James Lauter, Senior Vice President and our Chief Financial Officer and Mr. Richard Delgado, then Senior Vice President and our Treasurer, became employees of HLSS SEZ LP, a Cayman Islands exempted limited partnership and wholly owned subsidiary of the Company. Subsection 6(1) of the Labour Law (2011 Revision) of the Cayman Islands (the “Labour Law”) provides that every employer is required to furnish the employee with a written statement of his conditions of employment that addresses specific criteria set forth in the Labour Law. On January 1, 2014, each of Messrs. Van Vlack, Lauter and Delgado entered into an employment agreement with HLSS SEZ LP as required by the Labour Law. Additionally, on December 30, 2013, Mr. Michael G. Lubin entered into an employment agreement as required by the Labour Law and became an employee of HLSS SEZ LP on March 1, 2014. We collectively refer to these agreements as the “Employment Agreements.”

The Employment Agreements provide that each executive is entitled to receive an annual base salary and is eligible for a discretionary incentive compensation bonus. Each executive is also entitled to receive benefits such as health care and a contributory retirement plan as required by Cayman Islands law and to participate in all compensation or employee benefit plans or programs, and all benefits or perquisites, for which the executive is eligible under any existing or future HLSS policy, plan or program. The executives are entitled to 4 weeks (20 days) holiday with pay in each calendar year. Each executive is also bound by certain confidentiality, non-solicitation and non-competition covenants.

We do not have any obligations under the Employment Agreements as of the completion of the Asset Sale.

Cayman Relocation Program

In order to enable us to recruit top talent and incentivize key personnel to relocate, we offer the Cayman Relocation Program to individuals relocating to the Cayman Islands to work for HLSS SEZ LP. The Cayman Relocation Program includes benefits such as moving expenses, home sale support, a cost of living adjustment, a temporary housing allowance for up to three months, payment of children’s school tuition fees, payment for one annual “home leave” travel return trip to the continental United States and tax gross ups on certain taxable benefits, in each case subject to certain limits and exceptions. In addition, upon a participant’s retirement or involuntary termination without cause, such participant is eligible to receive reimbursement for relocation costs back to the continental United States.

We do not have any obligations under the Cayman Relocation Program as of the completion of the Asset Sale.

Potential Payments upon Termination and Change of Control

Below is a description of the minimum amounts payable to each executive under their respective Employment Agreements, assuming the executive’s employment had terminated under various scenarios as of December 31, 2014. Due to the number of factors that affect the nature and amount of any benefits under the various scenarios, actual amounts paid or distributed may be different. We do not have any obligations under the Employment Agreements as of the completion of the Asset Sale, and no severance payments were made to any of the executives under the Employment Agreements as a result of the Asset Sale.

Under each Employment Agreement, the employment term continued indefinitely until the executive's separation from HLSS. The Employment Agreements provided that the employment of an executive could be terminated by reason of death or disability, the executive attaining the age of sixty, the voluntary termination of employment by the executive or termination of employment by HLSS in the circumstances described below. The Employment Agreements further provided HLSS with the ability to terminate each executive's employment upon prior written notice of three months for Messrs. Van Vlack and Lubin and 30 days for Mr. Lauter. In certain circumstances, HLSS was also permitted to elect to make payment of base salary in lieu of requiring the executive to complete the foregoing notice period. As of December 31, 2014, the payment in lieu of notice Messrs. Van Vlack, Lauter and Lubin would have received upon termination would have been $81,250, $19,833 and $70,000, respectively. Messrs. Van Vlack, Lauter and Lubin would also have received medical insurance benefits based on then-current premiums that would be paid for continued medical insurance benefits during the applicable notice period valued at $1,526, $1,156 and $4,607, respectively.

In our sole determination and in consideration of an undertaking that the executive would not run a personal business similar or in competition with the business of HLSS nor enter into an employment contract with a business similar or in competition with the business of HLSS, we had the ability under the Employment Agreements to pay to the relevant executive four (4) months of his gross base salary subject to such executive’s execution of a separation agreement. As of December 31, 2014, such payment would have been $108,333 for Mr. Van Vlack, $79,333 for Mr. Lauter and $93,333 for Mr. Lubin.

CIC Plan

On February 20, 2015, the Company’s Board of Directors approved the Home Loan Servicing Solutions, Ltd. Change in Control Retention Bonus and Severance Plan (the “CIC Plan”) for all employees of the Company (each, a “Participant”), including Mr. Van Vlack, Mr. Lauter and Mr. Lubin.

We do not have any obligations under the CIC Plan as of the completion of the Asset Sale.

Retention Bonus

A Participant in the CIC Plan will be eligible to receive a one-time cash bonus (the “Retention Bonus”) subject to such Participant’s continued employment with the Company through the six-month anniversary of an Asset Sale Change in Control (as defined in the CIC Plan), which occurred upon the consummation of the Asset Sale. The Retention Bonus will be paid to the Participant on the 60th day following the six-month anniversary of the Asset Sale. A Participant will not be entitled to receive a Retention Bonus in the event of a termination of employment by the Company with Cause, a voluntary termination by Participant or due to Participant’s death or disability.

Under the CIC Plan, the amount of Mr. Van Vlack’s Retention Bonus would be $1,250,000, that of Mr. Lauter would be $750,000 and that of Mr. Lubin would be $700,000.

Severance Protection

Under the CIC Plan, in the event that a Participant’s employment is terminated by the Company without Cause at any time on or prior to the 12-month anniversary of an Asset Sale Change in Control, which occurred upon the consummation of the Asset Sale, the Participant will be eligible to receive a cash payment equal to the lesser of: (i) the product of (x) 1.0388%, (y) the number of months of service provided by such Participant (including service with the Company’s predecessor companies) and (z) the Participant’s total annualized cash compensation and (ii) 100% of Participant’s total annualized cash compensation (the “Severance Amount”). The Severance Amount is payable in a lump sum or in installments subject to certain limitations, at the Participant’s election. A Participant who is eligible to receive a Severance Amount will also be eligible for continued health benefits for the remainder of the calendar year, and for those Participants located in the Cayman Islands, an amount for relocation assistance.

The payment of the Severance Amount is subject to the Participant’s execution of a release of claims against the Company. A Participant will not be entitled to receive a Severance Amount in the event of a termination of employment by the Company with Cause, a voluntary termination by Participant or due to Participant’s death or disability.

Given the number of months of service provided, it is expected that the Severance Amount payable to each of Mr. Van Vlack and Mr. Lauter would be close or subject to the cap on severance pursuant to this calculation, in the amount of $1,229,814 for Mr. Van Vlack and $549,877 for Mr. Lauter. The cap on Mr. Lubin’s Severance Amount is $441,911, although based on the formula, any severance payable to him may actually be significantly less than the cap.

Waiver of Stock Option Rights; Restrictive Covenants

In consideration for participation under the CIC Plan, each Participant agreed to unconditionally relinquish any and all rights that the Participant possessed under the Company’s 2013 Equity Incentive Plan and agreed to the cancellation of such Participant’s stock options, in each case in connection with an Asset Sale Change in Control, which occurred upon the consummation of the Asset Sale.

In addition, as a condition for receiving any payment under the CIC Plan, during the term of a Participant’s employment with the Company and for a period of one year thereafter, the Participant is prohibited from soliciting Company clients, vendors or employees.

Restatement of Previously Issued Consolidated Financial Statements

Our Board of Directors gave consideration to the need for executive compensation adjustments, if any, in light of the restatement of our consolidated financial statements for the years ended December 31, 2013 and 2012 and for the quarter ended March 31, 2014 during August 2014. Given that the restatements resulted from a good faith error with no misconduct, our Board of Directors determined that no adjustment to executive compensation previously paid to our executive officers would be made as a result of these restatements.

Say-on-Pay Advisory Vote

At the 2014 annual meeting of shareholders, our shareholders overwhelmingly supported our advisory “say-on-pay” resolution with more than 99% of the votes cast voting to approve the executive compensation disclosed in the 2014 proxy statement. The Compensation Committee considered the favorable “say-on-pay” vote to be a general endorsement of the current executive compensation program in its deliberations on the executive compensation program; however, the Compensation

Committee did not consider the favorable "say-on-pay" vote itself to be determinative when making decisions with respect to such program.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee was at any time during the 2014 fiscal year or at any other time an officer or employee of the Company, and no member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of SEC Regulation S-K. None of our executive officers has served on the Board of Directors or Compensation Committee of any other entity that has or had one or more executive officers who served as a member of our Board of Directors or our Compensation Committee during the 2014 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS (Dollars and share amounts in ones)

Beneficial Ownership of Ordinary Shares

The following table sets forth certain information regarding the beneficial ownership of our ordinary shares as of the record date by:

•All persons known by HLSS to own beneficially 5% or more of the outstanding ordinary shares;
•Each Director and named executive officer of HLSS; and
•All Directors and executive officers of HLSS as a group.

The table is based upon information supplied to us by Directors, executive officers and principal shareholders and filings under the Exchange Act.  The information in the table is as of April 20, 2015 unless otherwise indicated.

Shares Beneficially Owned (1)

Name and Address of Beneficial Owner:	Amount	Percent
Luxor Capital Group, LP (2) 1114 Avenue of the Americas, 29th Floor New York, New York 10036	6,926,949	9.8%
Allianz Global Investors U.S. Holdings LLC (3) 680 Newport Center Drive, Suite 250 Newport Beach, California 92660	5,650,962	8.0%
The Vanguard Group (4) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	4,879,357	6.9%
BlackRock, Inc. (5) 55 East 52nd Street New York, New York 10022	4,811,797	6.8%
Litespeed Management, L.L.C. (6) 623 Fifth Avenue, 26th Floor New York, New York 10022	4,200,000	5.9%
Kingstown Capital Management, L.P. (7) 100 Park Ave, 21st Floor New York, New York 10017	3,600,000	5.1%

Directors and Named Executive Officers:	Amount	Percent
William C. Erbey (8)	862,388	1.2%
John P. Van Vlack	135,000	*
Kerry Kennedy	3,590	*
Richard J. Lochrie	—	*
Robert McGinnis	18,000	*
David B. Reiner	5,025	*
James E. Lauter	12,000	*
Michael G. Lubin	—	*
Bryon E. Stevens (9)	5,000	*
Richard Delgado (10)	—	*
All Directors and Executive Officers as a Group (10 persons)	1,041,003	1.5%

* Less than 1%.

(1)
For purposes of this table, an individual is considered the beneficial owner of ordinary shares if he or she directly or indirectly has or shares voting power or investment power, as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended.  Unless otherwise indicated, an individual has sole voting power and sole investment power with respect to the indicated shares.  No shares have been pledged as security by the named executive officers or Directors.

(2)	Based on information contained in a Schedule 13G filed with the SEC on March 12, 2015, reporting securities owned as of March 12, 2015.

(3)	Based on information contained in a Schedule 13G/A filed with the SEC on February 13, 2015, reporting securities owned as of December 31, 2014.

(4)	Based on information contained in a Schedule 13G/A filed with the SEC on February 10, 2015, reporting securities owned as of December 31, 2014.

(5)	Based on information contained in a Schedule 13G/A filed with the SEC on January 29, 2015, reporting securities owned as of December 31, 2014.

(6)	Based on information contained in a Schedule 13G filed with the SEC on March 13, 2015, reporting securities owned as of February 27, 2015.

(7)	Based on information contained in a Schedule 13D filed with the SEC on February 24, 2015, reporting securities owned as of February 24, 2015.

(8)
Mr. Erbey stepped down as Chairman of the Board of Directors on January 16, 2015. Shares beneficially owned are presented as of this date. Shares presented include 862,388 shares held by Salt Pond Holdings, LLC, a United States Virgin Islands limited liability company, of which the members are William C. Erbey and his spouse, E. Elaine Erbey; FF Plaza Limited Partnership, a Delaware partnership, of which the partners are Mr. and Mrs. Erbey and Delaware Permanent Corporation, a Delaware corporation wholly owned by Mr. Erbey; and Erbey Holding Corporation, a Delaware corporation, wholly owned by Mr. Erbey.

(9)	Mr. Stevens resigned from the Company on December 19, 2014. Shares beneficially owned are presented as of this date.

(10)	Mr. Delgado resigned from the Company on September 19, 2014. Shares beneficially owned are presented as of this date.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014 concerning shares issuable under the Company's 2013 Equity Incentive Plan, which was terminated on April 6, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,280,000	22.51	470,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,280,000	22.51	470,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE (Dollars and share amounts in ones, unless otherwise indicated)

Business Relationships and Related Transactions

The Board of Directors has adopted a policy and procedure for the review, approval and monitoring of transactions involving HLSS and related persons (Directors and executive officers or their immediate family members or shareholders owning 5% or greater of the Company’s outstanding ordinary shares) within our written Code of Business Conduct and Ethics, which is available at www.HLSS.com. The policy and procedures are not limited to related person transactions that meet the threshold for disclosure under the relevant SEC rules as such policy and procedures broadly cover any situation in which a conflict of interest may arise.

Any situation that potentially involves a conflict of interest is to be immediately disclosed to the Company’s General Counsel who must assess the nature and extent of any concern and then recommend any follow up action, as needed. The General Counsel will notify the Chairman of the Board if any such situation requires notice to, or approval of, the Audit Committee of the Board of Directors.

Related persons are required to obtain the prior approval of the Audit Committee of the Board of Directors for any transaction or situation that may pose a conflict of interest. In considering a transaction, the Audit Committee will consider all relevant factors including (i) whether the transaction is in the best interests of HLSS; (ii) alternatives to the related person transaction;

(iii) whether the transaction is on terms comparable to those available to third parties; (iv) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts and (v) the overall fairness of the transaction to HLSS. The Audit Committee will periodically monitor any approved transactions to ensure that there are no changed circumstances that would render it advisable for the Company to amend or terminate the transaction.

Relationship with Former Chairman of the Board of Directors

Mr. Erbey served as Executive Chairman of Ocwen and as non-executive Chairman of HLSS, Altisource, Residential and AAMC until January 16, 2015. As a result, he had obligations to HLSS as well as to Ocwen, Altisource, Residential and AAMC. As of December 31, 2014, Mr. Erbey owned or controlled approximately 14.2% of Ocwen’s common stock, 29.3% of Altisource’s common stock, 4.0% of Residential’s common stock and 27.9% of AAMC’s common stock. As of December 31, 2014, Mr. Erbey also held 3,620,498 options to purchase Ocwen common stock, of which 3,370,498 were exercisable, and he held 873,501 options to purchase Altisource common stock and 85,755 options to purchase AAMC common stock, all of which were exercisable.

Relationship with Ocwen

We had a professional services agreement with Ocwen (the “Professional Services Agreement”) that enabled us to provide certain services to Ocwen and for Ocwen to provide certain services to us. Services provided by us under this agreement included valuation and analysis of mortgage servicing rights, capital markets activities, advance financing management, treasury management, legal services and other similar services. Services provided by Ocwen under this agreement included business strategy, legal, tax, licensing and regulatory compliance support services, risk management services and other similar services. The services provided by the parties under this agreement were on an as-needed basis, and the fees represented actual costs incurred plus an additional markup of 15%.

For the year ended December 31, 2014, the Company generated revenues of $1.8 million and incurred fees of $0.5 million under our Professional Services Agreement with Ocwen. At December 31, 2014, we had a net payable to Ocwen of $78.7 million, which was principally comprised of servicing advances we finance for Ocwen, partially offset by servicing advances made by Ocwen in respect of which the purchase price had not been paid by HLSS Holdings, LLC.

At December 31, 2014, Ocwen serviced the mortgage loans underlying all of our Notes receivable – Rights to MSRs. During the year ended December 31, 2014, we received servicing fees from Ocwen of $736.1 million, and we paid Ocwen subservicing fees of $357.7 million.

Ocwen is also the named servicer of the EBO Pool 1 Transaction loans and RPLs with an aggregate UPB of $934.9 million, and we were required to pay Ocwen a monthly fee for the servicing activities it performs. During the year ended December 31, 2014, we incurred servicing fees of $896 thousand on the Loans held for investment serviced by Ocwen.

On May 1, 2014, we entered into an agreement with Ocwen to finance servicing advances totaling $20.2 million and to finance future advances. We account for these receivables as Other assets in the Consolidated Balance Sheets. We received interest income on these receivables at a rate of 1-month LIBOR plus a spread ranging from 450 to 550 bps. We recorded this interest income as Interest income – other in the Consolidated Statements of Operations. During the year ended December 31, 2014, we earned interest income on financing of servicing advances of $3,233 thousand. Ocwen owed us $364 thousand for interest accrued on financing of servicing advances as of December 31, 2014.

Refer to Part II, Item 8, “Financial Statements and Supplementary Data – Note 17, Related Party Transactions” of the Original Form 10-K for further information regarding our transactions with Ocwen.

Relationship with Altisource

We had an administrative services agreement with Altisource (the “Altisource Administrative Services Agreement”) that enabled Altisource to provide certain administrative services to us. Services provided to us under this agreement included human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The services Altisource provided to us under this agreement were on an as-needed basis, and the fees we paid Altisource were based on the actual costs incurred by them plus an additional markup of 15%.

For the year ended December 31, 2014, we paid expenses of $1.0 million to Altisource pursuant to the Altisource Administrative Services Agreement. At December 31, 2014, there was a net amount payable to Altisource of $0.1 million.

Independence of Directors

Our Corporate Governance Guidelines provide that a majority of our Board of Directors must qualify as independent Directors under the listing standards of Nasdaq and applicable law.

Our Board of Directors annually reviews the direct and indirect relationships that we have with each Director. The purpose of this review is to determine whether any relationships are inconsistent with a determination that the Director is independent. Only those Directors who are determined by our Board of Directors to have no material relationship with HLSS are considered independent. This determination is based in part on responses provided by Directors to an annual questionnaire incorporating the independence standards and qualifications established by Nasdaq and applicable law. Our current Board of Directors has determined that Ms. Kennedy and Messrs. Lochrie, McGinnis and Reiner are independent Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The Audit Committee of our Board of Directors appointed Deloitte, independent registered public accountants, to be our independent registered public accounting firm for the year ending December 31, 2014. The following table shows the aggregate fees billed to HLSS for professional services by Deloitte for each of the fiscal years 2014 and 2013:

	2014	2013
Audit fees	$2,013,200	$856,466
Audit-related fees	122,500	—
Tax fees	591,234	449,250
Equity offering related fees	—	102,500
All other fees	—	310,000
Total fees billed	$2,726,934	$1,718,216

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of HLSS’ consolidated financial statements for fiscal year 2014 and 2013, for the reviews of the financial statements included in HLSS’ quarterly reports on Form 10-Q during fiscal year 2014 and 2013 and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant fiscal year. The increase in Audit fees for the year ended December 31, 2014 was primarily attributable to the assessment of the Company's ability to operate as a going concern.

Audit-Related Fees. This category includes the aggregate fees billed in fiscal year 2014 and 2013 for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees” and generally consist of fees for other attest engagements under professional auditing standards and due diligence.

Tax Fees. This category includes the aggregate fees billed in fiscal years 2014 and 2013 for professional services rendered by the independent registered public accounting firm for tax compliance, tax planning and tax advice.

Equity Offering Related Fees. This category includes the aggregate fees billed during the last two fiscal years in connection with our equity offerings.

All Other Fees. This category includes the aggregate fees billed in fiscal years 2014 and 2013 for products and services provided by the independent registered public accounting firm that are not reported above under “Audit Fees,” “Audit-Related Fees,” “Tax Fees” or “Equity Offering Related Fees.”

The Audit Committee considered the compatibility of the non-audit-related services provided by and fees paid to Deloitte in 2014 and determined that such services and fees are compatible with the independence of Deloitte.

Audit Committee Pre-Approval Policy. The Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such services does not impair the independence of the independent registered public accounting firm. Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. In 2014, all fees associated with the independent registered public accounting firm services were pre-approved by the Audit Committee.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

PART IV

ITEM 15.	EXHIBITS

Exhibit Index

2.1
Agreement and Plan of Merger, dated as of February 22, 2015, by and among Home Loan Servicing Solutions, Ltd., New Residential Investment Corp. and Hexagon Merger Sub, Ltd. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 23, 2015.

2.2
Share and Asset Purchase Agreement, dated as of April 6, 2015, by and among Home Loan Servicing Solutions, Ltd., MSR-EBO Acquisition LLC, HLSS Advances Acquisition Corp. and New Residential Investment Corp. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 13, 2015.

2.3	Plan of Complete Liquidation and Dissolution, dated as of April 6, 2015. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 13, 2015.

2.4
Agreement and Plan of Merger, dated as of April 6, 2015, by and among Home Loan Servicing Solutions, Ltd., New Residential Investment Corp. and Hexagon Merger Sub, Ltd. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 13, 2015.

2.5
Services Agreement, dated as of April 6, 2015, by and among Home Loan Servicing Solutions, Ltd. and HLSS Advances Acquisition Corp. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 13, 2015.

2.6
Registration Rights Agreement, dated as of April 6, 2015, by and among Home Loan Servicing Solutions, Ltd. and New Residential Investment Corp. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 13, 2015.

2.7
Termination Agreement, dated as of April 6, 2015, by and among Home Loan Servicing Solutions, Ltd., New Residential Investment Corp. and Hexagon Merger Sub, Ltd. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 13, 2015.

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

10.63
Amendment No. 2 to the Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of April 6, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Home Loan Servicing Solutions, Ltd. and HLSS MSR-EBO Acquisition LLC. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 13, 2015.

11.1	Computation of earnings per share.*

12.1	Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of Home Loan Servicing Solutions, Ltd.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Previously filed with the Original Form 10-K on April 6, 2015.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME LOAN SERVICING SOLUTIONS, LTD.

Date:	April 30, 2015	By: /s/ James E. Lauter
James E. Lauter
Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)