Form 10-Q
period 2015-03-31
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2015-05-11
CIK 1513161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☒*		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒*

Number of Ordinary Shares, $0.01 par value, outstanding as of May 11, 2015: 71,016,771 shares.

* As of March 31, 2015.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q presents as of March 31, 2015 the business of Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiaries (collectively referred to throughout as “HLSS”, “us”, “our”, “we”, or the “Company”). As discussed in Note 19, Subsequent Events, the following occurred after March 31, 2015:

•
On April 6, 2015, HLSS, HLSS Holdings, LLC (“HLSS Holdings”) and Ocwen Financial Corporation (together with its subsidiaries, collectively “Ocwen”) entered into an amendment to the Purchase Agreement (as defined in Note 1A) and the sale supplements (effective upon completion of the Asset Sale as defined in Note 1A) to, among other things, (i) obtain Ocwen's consent to the assignment by HLSS of its interest under the Purchase Agreement and each sale supplement, (ii) provide that HLSS Holdings will not become the named servicer in connection with any Rights to MSRs (as defined in Note 1A), or direct the replacement of Ocwen as named servicer, before April 6, 2017 except under certain limited circumstances, (iii) extend the scheduled term of Ocwen's servicing appointment under each sale supplement until the earlier of eight years from the date of such sale supplement and April 30, 2020, and (iv) provide that Ocwen will reimburse HLSS Holdings for certain increased financing costs resulting from servicer rating downgrades of Ocwen. In addition, under such amendment (x) Ocwen agreed to exercise any “clean-up call” rights under any servicing agreement related to Rights to MSRs only at the direction of HLSS Holdings and to sell to HLSS Holdings, on an “as-is” basis, the economic beneficial interest in the right to purchase the mortgage loans and other assets in the trust for each designated servicing agreement pursuant to such clean-up call rights and (y) HLSS Holdings agreed to pay to Ocwen a fee equal to 0.50% of  the outstanding balance of the performing mortgage loans purchased in connection with any such exercise and to pay Ocwen’s related costs and expenses of exercise.

•
On April 6, 2015, to best address concerns relating to our ability to operate as a going concern and the associated impact on our business on an expedited basis, we agreed with New Residential Investment Corp., a Delaware corporation (“NRZ”), and Hexagon Merger Sub, Ltd., a Cayman Islands exempted company and a wholly-owned subsidiary of NRZ (“Merger Sub”) to terminate the Old Merger Agreement (as defined in Note 1A) and immediately complete the Asset Sale. The Asset Sale was made in accordance with the terms and conditions of the NRZ Purchase Agreement (as defined in Note 1A). In connection with the Asset Sale, among other things, (i) MSR-EBO Acquisitions LLC (“HLSS MSR-EBO”) acquired substantially all of the assets of the Company (including all of the issued share capital of Luxco 1B) and (ii) HLSS Advances Acquisition Corp. (“HLSS Advances”) acquired all of the issued share capital of Luxco 1A and assumed substantially all of the liabilities of the Company, including certain post-closing liabilities of the Company. In exchange, the Company received an amount in cash equal to approximately $1.0 billion plus 28,286,980 newly issued shares of NRZ common stock with a par value $0.01 per share. In conjunction with the Asset Sale, our senior secured term loan facility was retired.

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

•	On April 10, 2015, we paid cash dividends of $12,783 or $0.18 per ordinary share.

•	On April 10, 2015, we declared a distribution of $16.613 per ordinary share payable on April 27, 2015, to shareholders of record as of April 20, 2015.

•	On April 27, 2015, we distributed to our shareholders approximately $1.2 billion or $16.613 per ordinary share.

HOME LOAN SERVICING SOLUTIONS, LTD.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Prior to the Asset Sale discussed in Note 1A)

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$181,507	$210,009
Match funded advances	5,808,796	6,121,595
Notes receivable – Rights to MSRs	594,417	614,465
Loans held for sale	421,257	—
Loans held for investment	—	815,663
Related party receivables	185,067	94,401
Deferred tax assets	996	491
Other assets	244,483	281,475
Total assets	$7,436,523	$8,138,099

Liabilities and Equity
Liabilities
Match funded liabilities	$5,274,318	$5,624,088
Other borrowings	852,419	1,182,328
Dividends payable	12,783	12,783
Income taxes payable	148	173
Deferred tax liabilities	184	491
Related party payables	8,835	14,503
Other liabilities	21,377	12,454
Total liabilities	6,170,064	6,846,820

Commitments and Contingencies (See Note 18)

Equity
Equity – Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 71,016,771 shares issued and outstanding at March 31, 2015 and December 31, 2014	710	710
Additional paid-in capital	1,210,171	1,210,300
Retained earnings	56,018	79,133
Accumulated other comprehensive (loss) income, net of tax	(440)	1,136
Total equity	1,266,459	1,291,279
Total liabilities and equity	$7,436,523	$8,138,099

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except share data)

For the three months ended March 31,	2015	2014
Revenue
Interest income – notes receivable – Rights to MSRs	$71,206	$102,538
Interest income – other	9,476	2,961
Total interest income	80,682	105,499
Related party revenue	50	628
Other revenue	1,440	—
Total revenue	82,172	106,127
Operating expenses
Compensation and benefits	2,078	1,599
Related party expenses	76	372
General and administrative expenses	16,286	2,285
Total operating expenses	18,440	4,256
Income from operations	63,732	101,871
Other expense
Interest expense	40,813	37,511
Unrealized loss on Loans held for sale	7,654	—
Total other expense	48,467	37,511
Income before income taxes	15,265	64,360
Income tax expense	5	—
Net income	$15,260	$64,360

Earnings per share
Basic	$0.21	$0.91
Diluted	$0.21	$0.91

Weighted average shares outstanding
Basic	71,016,771	71,016,771
Diluted	71,089,729	71,016,771

Dividends declared per share	$0.54	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

For the three months ended March 31,	2015	2014
Net income	$15,260	$64,360
Other comprehensive loss, before tax:
Change in the value of designated cash flow hedges	(2,389)	(227)
Total other comprehensive loss, before tax	(2,389)	(227)
Income tax related to items of other comprehensive loss:
Tax benefit on change in the value of designated cash flow hedges	813	78
Total income tax benefit related to items of other comprehensive loss	813	78
Total other comprehensive loss, net of tax	(1,576)	(149)
Total comprehensive income	$13,684	$64,211

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
	Shares	Amount
Balance at December 31, 2014	71,016,771	$710	$1,210,300	$79,133	$1,136	$1,291,279
Net income	—	—	—	15,260	—	15,260
Other comprehensive loss, net of tax	—	—	—	—	(1,576)	(1,576)
Share-based compensation	—	—	(129)	(26)	—	(155)
Declaration of cash dividends ($0.54 per share)	—	—	—	(38,349)	—	(38,349)
Balance at March 31, 2015	71,016,771	$710	$1,210,171	$56,018	$(440)	$1,266,459

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
	Shares	Amount
Balance at December 31, 2013	71,016,771	$710	$1,210,057	$3,513	$2,167	$1,216,447
Net income	—	—	—	64,360	—	64,360
Other comprehensive loss, net of tax	—	—	—	—	(149)	(149)
Declaration of cash dividends ($0.45 per share)	—	—	—	(31,958)	—	(31,958)
Balance at March 31, 2014	71,016,771	$710	$1,210,057	$35,915	$2,018	$1,248,700

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

For the three months ended March 31,	2015	2014
Cash flows from operating activities
Net income	$15,260	$64,360
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Debt issuance costs	4,377	4,962
Accretion of original issue discount on Other borrowings	185	185
Net amortization of purchase premiums and discounts on Loans held for sale	183	—
Amortization of purchase premiums on Loans held for investment	—	448
Accretion of Loans held for sale	(1,595)	—
Decrease (increase) in the fair value of Notes receivable – Rights to MSRs	3,679	(4,025)
Unrealized loss on Loans held for sale	7,654	—
Net forfeitures of share-based compensation	(129)	—
Changes in assets and liabilities:
Decrease in Match funded advances	312,799	44,384
Decrease (increase) in debt service accounts	50,258	(3,077)
(Increase) decrease in related party receivables	(90,666)	2,450
Decrease in related party payables	(5,668)	(2,847)
Decrease (increase) in other assets	15,577	(2,645)
Increase (decrease) in other liabilities	7,387	(428)
Net cash provided by operating activities	319,301	103,767
Cash flows from investing activities
Reduction in Notes receivable – Rights to MSRs	16,369	—
Purchase of Loans held for investment	—	(556,618)
Repayments of GNMA EBO loans and RPLs	17,040	3,526
Proceeds from the sale of RPL portfolios	337,553	—
Cash used in related party servicing advance financing transactions	—	(55,702)
Cash proceeds from related party servicing advance financing transactions	5,412	—
Net cash provided by (used in) investing activities	376,374	(608,794)
Cash flows from financing activities
(Repayments of) proceeds from Match funded liabilities, net	(349,771)	59,558
Proceeds from Other borrowings	2,481	472,734
Payment of Other borrowings	(332,575)	(875)
Payment of Debt issuance costs	(5,963)	(6,408)
Payment of dividends to shareholders	(38,349)	(31,958)
Net cash (used in) provided by financing activities	(724,177)	493,051
Net decrease in cash	(28,502)	(11,976)
Cash and cash equivalents, beginning of period	210,009	87,896
Cash and cash equivalents, end of period	$181,507	$75,920

Supplemental non-cash investing activities
Transfers of Loans held for sale to claims receivable from FHA	$16,747	$—
Increase in receivables in conjunction with the sale of RPL portfolios	16,824	—
Transfer of Loans held for investment to Loans held for sale	421,257	—

Supplemental non-cash financing activities
Dividends declared but not paid	$12,783	$10,653
Debt issuance costs accrued but not paid	2	58

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands unless otherwise stated, except share data)

1A. ORGANIZATION AND RELATED PARTIES; REGULATORY ENVIRONMENT, OCWEN MATTERS AND RELATED CONTINGENCIES; OTHER RECENT DEVELOPMENTS

Organization and Related Parties

Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiaries (collectively referred to throughout as “HLSS”, “us”, “our”, “we”, or the “Company”) are engaged in the business of acquiring assets whereby we acquire the rights to receive the servicing fees less compensation to the current servicer for their servicing activities (“Rights to MSRs”), servicing advances associated with our Rights to MSRs, whole loans held for investment, and other residential mortgage-related assets (“Residential Mortgage Assets”). We have not originated mortgage loans. We engaged Ocwen Financial Corporation (together with its subsidiaries, collectively “Ocwen”) and another residential mortgage loan servicer to service the mortgage loans underlying our Residential Mortgage Assets and therefore have not and do not intend to develop our own mortgage servicing platform.

We entered into various agreements with Ocwen and Altisource Portfolio Solutions, S.A. (“Altisource”) in connection with our Initial Public Offering on March 5, 2012. William C. Erbey, our founder and the former Chairman of our Board of Directors until January 16, 2015, was also the Chairman of the Board of Directors of Ocwen and Altisource until January 16, 2015.

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

According to Ocwen's public disclosure, on April 28, 2014, Ocwen received a letter from the staff of the New York Regional Office of the Securities and Exchange Commission (“SEC”) informing Ocwen that the SEC was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 22, 2014 surrender of certain options to purchase its common stock by Mr. Erbey, its former Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. On June 12, 2014, Ocwen received a subpoena from the SEC requesting production of various documents relating to its business dealings with HLSS, Altisource, Altisource Asset Management Corporation (“AAMC”) and Altisource Residential Corporation (“Residential”) and the interests of its directors and executive officers in these companies. Ocwen has also disclosed that it received an additional subpoena from the SEC related to its amendments to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

Pursuant to the Agreement, the parties agreed, among other things, that during the term of the Agreement the Indenture Trustee will not commence a judicial proceeding to seek judicial guidance regarding the allegations made in the BlueMountain letter prior to April 15, 2015, and HLSS Holdings and the Depositor agreed to allow the Indenture Trustee to withhold from distribution certain excess funds that would otherwise be distributable to the Depositor in an amount up to the Interest Accrual Differential for the related interest accrual period under the HSART Trust indenture. The “Interest Accrual Differential” means, with respect to any interest accrual period under the HSART Trust indenture beginning with the interest accrual period relating to the February 17, 2015 monthly payment date thereunder and any class of HSART Trust notes issued prior to January 17, 2014, an additional 3.00% per annum over the effective interest rate. The Depositor and HLSS Holdings subsequently agreed to allow the Indenture Trustee to withhold on the same basis with respect to HSART Trust notes issued on or after January 17, 2014. The effect of this agreement will be to increase the amount deposited and held in Debt service accounts by approximately $11.8 million per month. In conjunction with the Asset Sale (as defined below), Home Loan Servicing Solutions, Ltd. disposed of its interest in HLSS Holdings and the Depositor.

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

During the month of February 2015, our management developed a management plan that included the following elements:

•	Entering into the Old Merger Agreement with NRZ;

•	Negotiating certain commitments from various lenders for replacement advance financing, though never consummated;

•	Selling our entire portfolio of re-performing loans (“RPLs”) for an immaterial gain and concurrently repaying the related borrowings in full;

•	Marketing our Government National Mortgage Association (“GNMA”) early buy-out (“EBO”) loan portfolios and extending the maturity of the related borrowings to allow for continued marketing;

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

On April 6, 2015, HLSS, HLSS Holdings and Ocwen entered into an amendment to the Purchase Agreement and the sale supplements (effective upon completion of the Asset Sale described below) to, among other things, (i) obtain Ocwen's consent to the assignment by HLSS of its interest under the Purchase Agreement and each sale supplement, (ii) provide that HLSS Holdings will not become the named servicer in connection with any Rights to MSRs, or direct the replacement of Ocwen as named servicer, before April 6, 2017 except under certain limited circumstances, (iii) extend the scheduled term of Ocwen's servicing appointment under each sale supplement until the earlier of eight years from the date of such sale supplement and April 30, 2020, and (iv) provide that Ocwen will reimburse HLSS Holdings for certain increased financing costs resulting from servicer rating downgrades of Ocwen. In addition, under such amendment (x) Ocwen agreed to exercise any “clean-up call” rights under any servicing agreement related to Rights to MSRs only at the direction of HLSS Holdings and to sell to HLSS Holdings, on an “as-is” basis, the economic beneficial interest in the right to purchase the mortgage loans and other assets in the trust for each designated servicing agreement pursuant to such clean-up call rights and (y) HLSS Holdings agreed to pay to Ocwen a fee equal to 0.50% of  the outstanding balance of the performing mortgage loans purchased in connection with any such exercise and to pay Ocwen’s related costs and expenses of exercise.

On April 6, 2015, to best address concerns relating to our ability to operate as a going concern and the associated impact on our business on an expedited basis, we agreed with NRZ and Merger Sub to terminate the Old Merger Agreement and immediately complete the sale of substantially all of our assets (the “Asset Sale”). The Asset Sale was made in accordance with the terms and conditions of a Share and Asset Purchase Agreement entered into on April 6, 2015 (the “NRZ Purchase Agreement”) between us, NRZ, MSR-EBO Acquisitions LLC (“HLSS MSR-EBO”) and HLSS Advances Acquisition Corp. (“HLSS Advances”). In connection with the Asset Sale, among other things, (i) HLSS MSR-EBO acquired substantially all of the assets of the Company (including all of the issued share capital of HLSS Luxco 1B S.à r.l. (“Luxco 1B”)) and (ii) HLSS Advances acquired all of the issued share capital of HLSS Luxco 1A S.à r.l. (“Luxco 1A”) and assumed substantially all of the liabilities of the Company, including certain post-closing liabilities of the Company. In exchange, the Company received an amount in cash equal to approximately $1.0 billion plus 28,286,980 newly issued shares of NRZ common stock with a par value $0.01 per share. In conjunction with the Asset Sale, our senior secured term loan facility was retired.

Concurrently with the execution of the NRZ Purchase Agreement, our Board of Directors adopted and approved a plan of complete liquidation and dissolution (the “Liquidation Plan”), pursuant to which we will (1) cease our business activities other than such activities that are necessary to carry out the provisions of the Liquidation Plan, (2) pay or make adequate provision for operating expenses expected to be incurred through the completion of the Liquidation Plan and (3) distribute to our shareholders in one or more distributions, (a) the cash received by the Company in the Asset Sale and the net proceeds from the sale of NRZ common stock received by the Company in the Asset Sale, less (b) amounts used to pay the liabilities of the Company and less a reserve in the amount of $50 million that will be held by the Company at the discretion of the Board to ensure that the Company will be able to meet known and unknown liabilities up to the date of the consummation of the transactions contemplated by the New Merger (as defined below) or, if the transactions contemplated by the New Merger are not consummated, the date of the final liquidating distribution after settlement of the liabilities and to ensure that the Company has available resources in the event that it is necessary to enforce against third parties any contractual or other rights of the Company or its officers or directors. If the New Merger is consummated, our shares will be converted automatically into the right to receive $0.704059 per share in cash without interest (the “Merger Consideration”).  If the New Merger is not consummated and post-closing expenses and liabilities do not exceed $50 million, it is anticipated that a further cash distribution will be made to shareholders.

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

On April 27, 2015, we distributed to our shareholders approximately $1.2 billion or $16.613 per ordinary share.

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

On March 18, 2015, we received notification from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing due to the Company not having timely filed its Annual Report on Form 10-K for the year ended December 31, 2014. On April 29, 2015, our shares were delisted from Nasdaq and began being quoted on the OTC Pink Marketplace under the symbol “HLSSF.”

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

1B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

We prepared the accompanying unaudited Interim Condensed Consolidated Financial Statements in conformity with the instructions of the SEC to Form 10-Q for interim financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly significant relate to our fair value measurements of Notes receivable – Rights to MSRs.

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

As of March 31, 2015, our Loans held for sale are in one SPE along with the related Other borrowings (the "Mortgage Loans SPEs"). As of December 31, 2014, those loans were classified as Loans held for investment and were in two SPEs along with the related Other borrowings. We determined that these SPEs are VIEs of which we are the primary beneficiaries. The accounts of these SPEs are included in our Interim Condensed Consolidated Financial Statements. (See discussion of the reclassification of our loans to held for sale below.)

Our whole loans were transferred to SPEs in exchange for cash, and the SPEs issued debt collateralized by these loans. These transfers do not qualify for sale accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred loans on our Interim Condensed Consolidated Balance Sheet as Loans held for sale and the related liabilities as Other borrowings. We use collections on our whole loans pledged to the SPEs to repay principal and to pay interest and the expenses of the SPEs. Holders of the debt issued by the SPEs can look beyond the assets of the SPEs for satisfaction of the debt and therefore have recourse against HLSS. It is our expectation that the cash flows of the SPEs will be sufficient to meet all claims of the debt holders. HLSS is responsible for making any principal or interest payments to the debt holders not covered by the cash flows of the SPEs.

The following tables summarize the assets and liabilities of our consolidated SPEs at the dates indicated:

At March 31, 2015	Match Funded Advance SPEs	Mortgage Loans SPEs	Total

Match funded advances	$5,808,796	$—	$5,808,796
Loans held for sale	—	421,257	421,257
Related party receivables (1)	92,138	6,051	98,189
Other assets (2)	92,109	143,523	235,632
Total assets	$5,993,043	$570,831	$6,563,874

Match funded liabilities	$5,274,318	$—	$5,274,318
Other borrowings (3)	—	486,828	486,828
Other liabilities	4,808	3,448	8,256
Total liabilities	$5,279,126	$490,276	$5,769,402

At December 31, 2014	Match Funded Advance SPEs	Mortgage Loans SPEs	Total

Match funded advances	$6,121,595	$—	$6,121,595
Loans held for investment	—	815,663	815,663
Related party receivables (1)	—	3,885	3,885
Other assets (2)	134,955	139,114	274,069
Total assets	$6,256,550	$958,662	$7,215,212

Match funded liabilities	$5,624,088	$—	$5,624,088
Other borrowings (3)	—	815,986	815,986
Related party payables	—	—	—
Other liabilities	4,951	4,308	9,259
Total liabilities	$5,634,324	$821,088	$6,455,412

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

Loans Held for Sale

Effective March 31, 2015, we reclassified our Loans held for investment to Loans held for sale based on a change in management’s intention and a decision to actively market the GNMA EBO loans for sale. Loans held for sale are reported at the lower of cost or fair value. As of December 31, 2014, both the portfolio of RPLs and GNMA EBO loans were classified as Loans held for investment based on management’s intent to hold these loans for investment. As further discussed below, we sold our RPL portfolios during the first quarter of 2015.

The Company evaluates purchased loans that are not deemed impaired upon acquisition in accordance with the provisions of Accounting Standards Codification ("ASC") 310-20, Receivables - Nonrefundable Fees and Other Costs. Only our GNMA EBO loans are accounted for under ASC 310-20; therefore, interest income is accrued at the amount that we are guaranteed to receive under either the related purchase agreement or by the Federal Housing Administration ("FHA"), which is the amount of interest we ultimately expect to receive.

In connection with the reclassification of the GNMA EBO loans to held for sale, we recorded a valuation allowance of $7,654 to record the loans at the lower of cost or fair value. Fair value was determined by reference to counterparty quotations.

Effective December 31, 2014, we adopted the provisions of Accounting Standards Update ("ASU") 2014-04. This ASU requires that when an in substance repossession or foreclosure occurs; that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. This amendment did not have a material impact on our Interim Condensed Consolidated Financial Statements.

Effective December 31, 2014, we adopted the provisions of ASU 2014-14. Therefore, upon foreclosure of GNMA EBO loans for which we have made or intend to make a claim on the FHA guarantee, we reclassify the carrying amount of the loan to Claims receivable from FHA, which is recorded within Other assets on our Interim Condensed Consolidated Balance Sheets. As a result of our adoption of this ASU, we have classified foreclosed properties and outstanding FHA claims as Claims receivable from FHA within our Other assets. See Note 6 for further information.

On February 20, 2015, we sold our RPL portfolio to an unrelated third party purchaser for a total purchase price of $337.6 million, subject to a 5% holdback pending completion of the purchaser's due diligence. A portion of the sale proceeds were used to terminate the RPL Facility. We recognized an immaterial gain on this sale.

Recent Accounting Pronouncements

ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates the concept of an extraordinary item from GAAP. To be considered an extraordinary item under existing GAAP, an event or transaction must be unusual in nature and must occur infrequently. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, any may be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The adoption of ASU 2015-01 is not expected to have a material impact on the Company’s Interim Condensed Consolidated Financial Statements.

ASU 2015-02, Amendments to the Consolidation Analysis. This ASU is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the ASU places more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE, changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for periods beginning after December 15, 2015, and early adoption is permitted, including adoption in an interim period. The adoption of this ASU is not expected to have a material impact on the Company’s Interim Condensed Consolidated Financial Statements.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this ASU will require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of related debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by these amendments. This ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, and early adoption is permitted. Had the Company adopted the provisions of this ASU as of March 31, 2015, the impact to the Interim Condensed Consolidated Balance Sheets would have been to reduce Other assets and Total assets each by $18,294 (December 31, 2014: each by $16,706), to reduce Match funded liabilities by $14,085 (December 31, 2014: $11,534), to reduce Other borrowings by $4,209 (December 31, 2014: $5,172) and to reduce Total liabilities by $18,294 (December 31, 2014: $16,706). The ASU is not expected to have a material impact on the Company's Interim Condensed Consolidated Statements of Operations, Statements of Comprehensive Income, Statements of Changes in Equity or Statements of Cash Flows.

Certain disclosures included in the Company’s Annual Report are not required to be included on an interim basis in the Company’s Quarterly Reports on Forms 10-Q. The Company has condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on April 6, 2015 (the "2014 Form 10-K").

2. ASSET ACQUISITIONS

With the exception of servicing advances purchased in the ordinary course under existing agreements with Ocwen, we did not conduct any asset acquisitions during the three months ended March 31, 2015.

On March 3, 2014, we acquired GNMA EBO loans with UPB of $549,411 from Ocwen. Because these loans earn interest at a rate that is higher than current market rates, the loans were purchased at a premium to par, resulting in a total purchase price of $556,618. These loans are insured by the FHA, making the collectability of the entire balance of these loans reasonably assured. At acquisition and at December 31, 2014, we accounted for these GNMA EBO loans as Loans held for investment. Effective for March 31, 2015, we reclassified the GNMA EBO loans to Loans held for sale.

Ocwen initially acquired these loans through the GNMA early buy-out program, which allows servicers of federally insured or guaranteed loans to buy delinquent loans from the applicable loan securitization pools. We also financed the GNMA EBO servicing advances related to the GNMA EBO loans, and we account for this arrangement as a financing transaction because Ocwen retained title and all other rights and rewards associated with the GNMA EBO servicing advances. Collectively, the purchase of GNMA EBO loans and financing of the related advances are referred to as the “EBO Pool 1 Transaction.”

Our GNMA EBO loans are in a Mortgage Loans SPE along with the related financing facility (the "EBO Facility"), which is more fully described in Note 8. The accounts of this SPE are included in our Interim Condensed Consolidated Financial Statements. These transfers to the SPE do not qualify for sale accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred GNMA EBO loans on our Interim Condensed Consolidated Balance Sheet as Loans held for sale (at December 31, 2014, as Loans held for investment) and the related liabilities as Other borrowings. We use collections on the GNMA EBO loans pledged to the SPE to repay principal and to pay interest and the expenses of the entity. The holders of the debt issued by this SPE can look beyond the assets of the SPE for satisfaction of the debt and therefore have recourse against HLSS. It is our expectation that, since our GNMA EBO loans are insured by the FHA, the cash flows of this SPE will be sufficient to meet all claims of the debt holders. HLSS is responsible for making any principal or interest payments to the debt holders not covered by the cash flows of the SPE.

The following table summarizes the purchase price of assets we acquired during the three months ended March 31, 2014 and reconciles the cash used to acquire such assets:

GNMA EBO loans purchase price (1)	$556,618
Sources:
Cash on hand	$83,884
Other borrowings	472,734
Total cash used	$556,618

(1)	The cash used to purchase these assets is shown within “Purchase of loans held for investment” of the 2014 Interim Condensed Consolidated Statement of Cash Flows.

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

Notes Receivable – Rights to MSRs

We established the value of the Notes receivable – Rights to MSRs based on appraisals prepared by independent valuation firms. These appraisals are prepared on a quarterly basis. Significant inputs into the valuation as of March 31, 2015 include the following:

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

Loans Held for Sale

Effective March 31, 2015, we reclassified all of our Loans held for investment to Loans held for sale. Loans held for sale are reported at the lower of cost or fair market value, which was determined by reference to counterparty quotations. The fair value measurements for Loans held for sale were categorized as Level 3.

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

The following tables present assets by level within the fair value hierarchy that are measured at fair value on a recurring and non-recurring basis:

At March 31, 2015:	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$594,417	$—	$—	$594,417
Derivative financial instruments	466	—	—	466
Total assets	$594,883	$—	$—	$594,883
Liabilities:
Derivative financial instruments	$1,696	$—	$—	$1,696
Total liabilities	$1,696	$—	$—	$1,696

Measured at fair value on a non-recurring basis:
Assets:
Loans held for sale	$421,257	$—	$—	$421,257

At December 31, 2014:	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$614,465	$—	$—	$614,465
Derivative financial instruments	1,370	—	—	1,370
Total assets	$615,835	$—	$—	$615,835
Liabilities:
Derivative financial instruments	$211	$—	$—	$211
Total liabilities	$211	$—	$—	$211

No transfers between levels occurred during the three months ended March 31, 2015 and March 31, 2014.

The following tables present reconciliations of the fair value and changes in fair value of our Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	2015		2014
For the three months ended March 31,	Notes receivable – Rights to MSRs	Derivative Financial Instruments	Notes receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$614,465	$1,159	$633,769	$3,306
Purchases and reductions:
Purchases	—	—	—	—
Reductions	(16,369)	—	—	—
	(16,369)	—	—	—
Changes in fair value :
Included in net income (1)	(3,679)	—	4,025	—
Included in other comprehensive income (2)	—	(2,389)	—	(227)
	(3,679)	(2,389)	4,025	(227)
Transfers in or out of Level 3	—	—	—	—
Ending balance	$594,417	$(1,230)	$637,794	$3,079

(1)
At each reporting date, we determine the fair value of our Notes receivable – Rights to MSRs and adjust the carrying value to this amount, and these changes in fair value are included in Interest income in the Interim Condensed Consolidated Statements of Operations. See Note 12 for additional information regarding our Interest income.

(2)	These pre-tax gains (losses) are attributable to derivatives still held at March 31, 2015, and March 31, 2014, respectively.

The following table shows the effect on the fair value of the Notes receivable – Rights to MSRs assuming adverse changes to certain key assumptions used in valuing these assets at March 31, 2015, and December 31, 2014:

	Discount Rate		Prepayment Speeds		Delinquency Rates
	100 bps adverse change	200 bps adverse change	10% adverse change	20% adverse change	10% adverse change	20% adverse change
At March 31, 2015:
Notes receivable – Rights to MSRs	$(9,716)	$(19,287)	$(17,257)	$(33,643)	$(54,091)	$(106,006)

At December 31, 2014:
Notes receivable – Rights to MSRs	$(10,061)	$(19,821)	$(17,719)	$(34,537)	$(55,410)	$(108,567)

This sensitivity analysis above assumes a change is made to one key input while holding all other inputs constant. As many of these inputs are correlated, a change in one input will likely impact other inputs, which would ultimately impact the overall valuation.

The following table provides additional quantitative information on our significant inputs used for valuing our Notes receivable – Rights to MSRs as of March 31, 2015, and December 31, 2014, respectively:

At March 31, 2015:

Asset	Unobservable Input	Low	High	Weighted Average
Notes receivable – Rights to MSRs	Discount Rate	14%	22%	19%
	Prepayment Speeds	13%	29%	19%
	Delinquency Rates	15%	35%	23%

At December 31, 2014:

Asset	Unobservable Input	Low	High	Weighted Average
Notes receivable – Rights to MSRs	Discount Rate	14%	22%	19%
	Prepayment Speeds	13%	29%	19%
	Delinquency Rates	15%	35%	25%

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value at the dates indicated:

	March 31, 2015	March 31, 2015	December 31, 2014	December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Match funded advances	$5,808,796	$5,808,796	$6,121,595	$6,121,595
Loans held for investment	—	—	815,663	822,298
Total financial assets	$5,808,796	$5,808,796	$6,937,258	$6,943,893
Financial liabilities:
Match funded liabilities	$5,274,318	$5,255,403	$5,624,088	$5,618,263
Other borrowings	852,419	845,818	1,182,328	1,167,267
Total financial liabilities	$6,126,737	$6,101,221	$6,806,416	$6,785,530

Match Funded Advances

The carrying value of our Match funded advances approximates fair value. This is because our Match funded advances have no stated maturity, generally are realized within a relatively short period of time and do not bear interest. The fair value measurements for Match funded advances are categorized as Level 3.

Loans Held for Investment

The fair value estimate of our Loans held for investment were determined by using internal cash flow models that required us to make assumptions regarding various inputs, including default rates, delinquency rates, interest rates and prepayment speeds. Additionally, we made assumptions related to severity for our RPLs. The fair value measurements for Loans held for investment were categorized as Level 3.

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

Other Borrowings

Other borrowings include a senior secured term loan facility, a facility to partially finance our EBO loans (the "EBO Facility"), a facility to partially finance our RPLs (the "RPL Facility") and a servicing advance note facility (the "Note Facility"). The fair value estimate of the senior secured term loan facility was determined by using broker quotes. We concluded that no adjustments were required to the quoted price. Trading is at a level that the Company believes broker quotes to be a reasonable representation of the current fair market value of this facility. The EBO Facility, the RPL Facility and the Note Facility are short term in nature, and the carrying values generally approximate the fair values. The fair value measurements for these facilities are categorized as Level 3. We repaid the RPL Facility in full on February 20, 2015 in conjunction with the sale of our RPL portfolios.

4. MATCH FUNDED ADVANCES

Match funded advances on residential loans are comprised of the following at the dates indicated:

	March 31, 2015	December 31, 2014
Principal and interest advances	$2,361,161	$2,539,532
Taxes and insurance advances	2,654,811	2,748,700
Corporate advances	792,824	833,363
	$5,808,796	$6,121,595

5. LOANS HELD FOR SALE

Effective March 31, 2015, we reclassified all of our Loans held for investment to Loans held for sale. Loans held for sale are reported at the lower of cost or fair market value and include only our GNMA EBO loans as of March 31, 2015.

	March 31, 2015	December 31, 2014
Loans held for sale:
GNMA EBO loans	$421,257	$—
Loans held for sale	$421,257	$—

Loans held for investment:
GNMA EBO loans	$—	$477,016
RPLs	—	338,647
Loans held for investment	$—	$815,663

Upon acquisition, the Company reviewed whole loans to determine if there was evidence of credit deterioration since origination in accordance with the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Any loan acquired was considered impaired if there was evidence of credit deterioration since origination and if it was probable that not all contractually required payments would be collected.

We accounted for acquired Loans held for investment that were not deemed to be impaired at acquisition under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs.

GNMA EBO Loans

We initially accounted for our GNMA EBO loans as Loans held for investment under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs. In accordance with ASC 310-20-30-5, these loans were initially recorded at the UPB plus or minus a purchase premium or discount, which is the amount we paid to purchase these loans. Effective March 31, 2015, we reclassified these loans to Loans held for sale, which are carried at the lower of cost or fair market value.

During the three months ended March 31, 2015, we recognized a decrease in the fair value of $7,654. At March 31, 2015, we maintained a valuation allowance of $7,654 for unrealized losses on our GNMA EBO loans.

At March 31, 2015, GNMA EBO loans with a total UPB of $267.4 million were in the process of foreclosure.

At March 31, 2015, we had outstanding and in-process claims on FHA guarantees of $98.7 million related to our GNMA EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee. We include these receivables in Other assets. See also Note 6, Other Assets.

RPLs

We accounted for our RPLs under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company evaluated all of the RPLs at acquisition in accordance with the provisions of ASC 310-30, and all RPLs were deemed to be impaired loans at acquisition. The RPLs were not insured against loss, and the borrowers, all of which had been previously delinquent, may have been more likely to be in economic distress, to have become unemployed or bankrupt or to otherwise be unable or unwilling to make payments when due. Also, a portion of these loans featured future step-ups in the required payment.

The RPLs were grouped into pools based on common risk characteristics, and the pools were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date. The RPL pools were systematically reviewed by the Company to determine the risk of losses that may have exceeded those identified at the time of the acquisition. No individual RPLs were classified as nonperforming assets at any time while held by the Company as the loans were accounted for on a pooled basis, and the pools were considered to be performing. No RPL pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows since acquisition.

The amount of the estimated cash flows expected to be received from the RPL pools in excess of the fair values recorded for the RPL pools was referred to as the accretable yield. The accretable yield was recognized as interest income over the estimated lives of the RPL pools. The Company made no adjustments to the accretable yield.

Changes in the carrying amount of the accretable yield for RPL pools were as follows for the three months ended March 31, 2015:

	Three months ended March 31, 2015
	Accretable Yield	Carrying Amount
Beginning balance	$168,968	$338,647
Additions	—	—
Accretable yield adjustments	—	—
Accretion	(1,595)	1,595
Payments and other reductions, net	—	(3,588)
Sale of RPL portfolios	(167,373)	(336,654)
Ending balance	$—	$—

At the acquisition date of June 27, 2014, the loans acquired had contractually required payments receivable of $622.1 million and a fair value of $276.2 million. The cash flows expected to be collected were $423.1 million at the acquisition date.

At the acquisition date of July 31, 2014, the loans acquired had contractually required payments receivable of $144.8 million and a fair value of $67.6 million. The cash flows expected to be collected were $99.5 million at the acquisition date.

On February 20, 2015, we sold our RPL portfolio to an unrelated third party purchaser for a total purchase price of $337.6 million, subject to a 5% holdback pending completion of the purchaser's due diligence. A portion of the sale proceeds were used to terminate the RPL Facility. We recognized an immaterial gain on this sale.

6. OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	March 31, 2015	December 31, 2014
Debt service accounts (1)	$78,267	$128,525
Claims receivable from FHA (2)	98,714	109,586
Debt issuance costs (3)	18,294	16,706
Accrued interest income (4)	26,334	22,661
Purchase price holdback on RPL sale	16,824	—
Interest-earning collateral deposits (5)	1,866	1,077
Derivative financial instruments (6)	466	1,370
Other	3,718	1,550
	$244,483	$281,475

(1)
Under our advance funding facilities, we are contractually required to remit collections of Match funded advances to the trustee within two days of receipt. We do not use the collected funds to reduce the related Match funded liabilities until the payment dates specified in the indenture. The balance also includes amounts that we set aside to provide for possible shortfalls in the funds available to pay certain expenses and interest. Lastly, at March 31, 2015 this balance includes collections on our Loans held for sale (at December 31, 2014, collections on our Loans held for investment), which will be used to pay down a portion of our Other borrowings on the first funding date following quarter end.

(2)	Claims receivable from FHA relate to GNMA EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(3)
Debt issuance costs relate to Match funded liabilities and Other borrowings. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

(4)	Accrued interest income represents interest earned but not yet collected on our whole loans.

(5)	Interest-earning collateral deposits represent cash collateral held by our counterparty as part of our interest rate swap agreements.

(6)	See Notes 3 and 11 for more information regarding our use of derivatives.

7. MATCH FUNDED LIABILITIES

Match funded liabilities are comprised of the following at the dates indicated:

					Balance Outstanding
Borrowing Type (1)	Interest Rate (2)	Maturity (3)	Amortization Date (3)	Unused Borrowing Capacity (4)	March 31, 2015	December 31, 2014
Series 2012 T2 Term Notes	199 – 494 bps	Oct. 2045	Oct. 2015	$—	$450,000	$450,000
Series 2013 T1 Term Notes	150 – 323 bps	Jan. 2046	Jan. 2016	—	350,000	350,000
Series 2013 T1 Term Notes	229 – 446 bps	Jan. 2048	Jan. 2018	—	150,000	150,000
Series 2013 T2 Term Notes	115 – 239 bps	May 2044	May 2015	—	375,000	375,000
Series 2013 T3 Term Notes	179 – 313 bps	May 2046	May 2017	—	475,000	475,000
Series 2013 T5 Term Notes	198 – 331 bps	Aug. 2046	Aug. 2016	—	200,000	200,000
Series 2013 T7 Term Notes	198 – 302 bps	Nov. 2046	Nov. 2016	—	300,000	300,000
Series 2014 T1 Term Notes	124 – 229 bps	Jan. 2045	Jan. 2015	—	—	600,000
Series 2014 T2 Term Notes	222 – 311 bps	Jan. 2047	Jan. 2017	—	200,000	200,000
Series 2014 T3 Term Notes	281 bps	Jun. 2048	Jun. 2018	—	363,000	363,000
Series 2012 VF 1 Notes	1-Month LIBOR + 110 – 340 bps	Aug. 2045	Aug. 2015	171,218	628,782	556,327
Series 2012 VF 2 Notes	1-Month LIBOR + 110 – 340 bps	Aug. 2045	Aug. 2015	171,218	628,782	556,327
Series 2012 VF 3 Notes	1-Month LIBOR + 110 – 340 bps	Aug. 2045	Aug. 2015	171,218	628,782	556,327
Series 2013 VF 1 Notes	1-Month LIBOR + 150 - 245 bps	Feb. 2045	Dec. 2015	28	524,972	492,107
				$513,682	$5,274,318	$5,624,088

(1)
Each term note and variable funding note issuance has four classes, an A, B, C, and D class, with the exception of the Series 2014 T3 Term Notes which have only an A and B class. The Series 2014 T3 Class B Term Notes may be exchanged for notes in three separate classes: BX, CX and DX.

(2)	The weighted average interest rate at March 31, 2015 was 1.85%. We pay interest monthly.

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

The debt covenants for our advance facilities require us to maintain total cash and excess borrowing capacity of the lesser of $100,000 and the greater of $25,000 or 0.01% of total UPB outstanding plus 3.25% of total Match funded advances outstanding. The minimum cash and excess borrowing capacity requirement at March 31, 2015, was $100,000 which was exceeded by both our unrestricted cash of $183,373 (which includes our interest-earning collateral deposits) and our excess borrowing capacity of $513,682.

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

See Note 1A for discussion of a downgrade in our credit rating, the alleged events of default of certain of the advance funding facilities and cross default provisions to Ocwen’s senior secured term facility within our advance funding facilities and EBO Facility, further discussed in Note 8.

Analysis of Borrowing by Expected Maturity (1):

Year of Expected Maturity Date	As of March 31, 2015
2015	$3,236,318
2016	850,000
2017	675,000
2018	513,000
2019 and thereafter	—
Total	$5,274,318

(1)	The expected maturity date is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.

In conjunction with the Asset Sale, Home Loan Servicing Solutions, Ltd. ceased to be party to the Match funded liabilities.

8. OTHER BORROWINGS

Other borrowings consisted of the following at the dates indicated:

	March 31, 2015	December 31, 2014
Senior secured term loan facility (1)	$339,946	$340,636
EBO Facility (2)	486,828	544,513
RPL Facility (3)	—	271,473
Note Facility (4)	25,645	25,706
	$852,419	$1,182,328

(1)
On June 27, 2013, we entered into a $350,000 senior secured term loan facility, which was issued at a discount to par. The senior secured term loan facility has a maturity date of June 27, 2020 and an interest rate of 1-Month LIBOR plus 350 bps, with a 1.00% LIBOR floor. As of March 31, 2015, the interest rate on our senior secured term loan facility was 4.50%. This facility is carried net of an original issuance discount of $3,929. The senior secured term loan facility was repaid in full at par on April 6, 2015.

(2)
On March 3, 2014, we entered into the EBO Facility to finance the purchase of our initial portfolio of GNMA EBO loans at an interest rate of 1-Month LIBOR plus 305 bps. On October 16, 2014, we amended the EBO Facility to increase the maximum principal balance to partially finance the purchase of a second pool of GNMA EBO loans at an interest rate of 1-Month LIBOR plus 180 bps. This facility has a maturity date of May 1, 2015.

(3)
On June 26, 2014, we entered into the RPL Facility to partially finance the purchase of our RPLs. The facility had a maturity date of June 26, 2014 and an interest rate of 1-Month LIBOR plus 250 bps. We repaid the RPL Facility in full on February 20, 2015 in conjunction with the sale of our RPL portfolios.

(4)
On June 24, 2014, we entered into the Note Facility to partially finance the purchase of $37,000 of notes retained as part of the Series 2014 T3 Term Note issuance on June 18, 2014. The Note Facility matures quarterly with a next maturity date of June 23, 2015. The Note Facility has an interest rate of 1-Month LIBOR plus 115 bps.

The weighted average interest rate for our Other borrowings was 3.52% as of March 31, 2015.

The debt covenants for our Other borrowings require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our advance facilities.

The debt covenants for our Other borrowings require us to maintain total cash and excess borrowing capacity of the lesser of $100,000 and the greater of $25,000 or 0.01% of total UPB outstanding plus 3.25% of total Match funded advances outstanding. The minimum cash and excess borrowing capacity requirement at March 31, 2015, was $100,000 which was exceeded by both our unrestricted cash of $183,373 (which includes our interest-earning collateral deposits) and our excess borrowing capacity of $513,682.

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

We had no unsecured indebtedness as of March 31, 2015 other than our senior secured term loan facility.

See Note 1A for a discussion of a downgrade in our credit rating and cross default provisions to Ocwen’s senior secured term facility contained within our debt agreements.

Analysis of Other Borrowing by Expected Repayment Date (1):

Year of Expected Payment Date	As of March 31, 2015
2015	$515,098
2016	3,500
2017	3,500
2018	3,500
2019 and thereafter	330,750
Total (2)	$856,348

(1)	The EBO Facility and the Note Facility expected payment dates are based on the current outstanding balance and maturity date of these facilities.

(2)	The total expected payments include the full face value of the senior secured term loan, which has a current original issuance discount balance of $3,929.

Immediately prior to the Asset Sale, we repaid our senior secured term loan facility in full at par. In conjunction with the Asset Sale, Home Loan Servicing Solutions, Ltd. ceased to be party to the Other borrowings.

9. ORDINARY SHARES

As of March 31, 2015, we had authorized 200,000,000 ordinary shares, par value of $0.01, of which 71,016,771 were issued and outstanding. There were no changes in the number of ordinary shares issued during the three months ended March 31, 2015 and 2014.

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

The following table reconciles the numerators and denominators of the basic and diluted EPS for the three months ended:

(In thousands, except per share data)	March 31, 2015			March 31, 2014
	Net Income	Shares	Earnings Per Share Amount	Net Income	Shares	Earnings Per Share Amount
Basic EPS:
Net income available to common shareholders	$15,260	71,016,771		$64,360	71,016,771
Less: Net income allocated to participating securities	(24)	—		—	—
Adjusted net income available to common shareholders	15,236	71,016,771	$0.21	64,360	71,016,771	$0.91

Dilutive Securities:
Plus: Net income allocated to participating securities	24	—		—	—
Less: Net income re-allocated to participating securities	(24)	—		—	—
Incremental ordinary shares deemed outstanding	—	72,958		—	—

Diluted EPS:
Income allocated to common shares and assumed share conversions	$15,236	71,089,729	$0.21	$64,360	71,016,771	$0.91

At March 31, 2015, we excluded from our calculation of diluted EPS i) 50,000 stock options that were anti-dilutive because their exercise price was greater than the average market price of our stock and ii) 50,000 stock options that are issuable upon the achievement of certain performance criteria related to our stock price and an annualized rate of return to investors. Note 14 provides details of our share-based compensation.

11. DERIVATIVE FINANCIAL INSTRUMENTS

We are party to interest rate swap agreements that we recognize on our Interim Condensed Consolidated Balance Sheets at fair value within Other assets and Other liabilities. On the date we entered into the interest rate swap agreements, we designated and documented them as hedges of the variable cash flows payable for floating rate interest expense on our borrowings (cash flow hedge). To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the hedged exposure. In addition, the documentation must include the risk management objective and strategy. On a quarterly basis we assess and document the derivatives’ effectiveness and expected effectiveness in offsetting the changes in the fair value or the cash flows of the hedged items. To assess effectiveness, we use statistical methods, such as regression analysis, as well as nonstatistical methods including dollar-offset analysis. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in accumulated other comprehensive income ("AOCI"). We subsequently reclassify these changes in estimated fair value to net income in the same period that the hedged transaction affects earnings and in the same financial statement category as the hedged item.

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

Our interest rate swaps were terminated during April 2015 in conjunction with the Asset Sale.

Interest Rate Management

We executed a hedging strategy designed to mitigate the impact of changes in variable interest rates on the excess of interest rate sensitive liabilities over interest rate sensitive assets. We entered into interest rate swaps to hedge against the effects of a change in 1-Month LIBOR.

The following tables provide information about our interest rate swaps at March 31, 2015, and December 31, 2014, respectively:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (2) (3):
Hedge the effects of changes in 1-Month LIBOR	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	Other assets	$58,345	$466
Total asset derivatives designated as hedges as of March 31, 2015							$58,345	$466
Total asset derivatives as of March 31, 2015							$58,345	$466

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (2) (3):
Hedge the effects of changes in 1-Month LIBOR	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	Other liabilities	$76,921	$(220)
Hedge the effects of changes in 1-Month LIBOR	May 2012	May 2012	May 2016	0.607%	1-Month LIBOR	Other liabilities	15,538	(33)
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2016	December 2017	1.3975%	1-Month LIBOR	Other liabilities	338,009	(1,443)
Total liability derivatives designated as hedges as of March 31, 2015							$430,468	$(1,696)
Total liability derivatives as of March 31, 2015							$430,468	$(1,696)

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (3):
Hedge the effects of changes in 1-Month LIBOR	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	Other assets	$73,888	$877
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2016	December 2017	1.3975%	1-Month LIBOR	Other assets	338,009	493
Total asset derivatives designated as hedges as of December 31, 2014							$411,897	$1,370
Total asset derivatives as of December 31, 2014							$411,897	$1,370

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (3):
Hedge the effects of changes in 1-Month LIBOR	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	Other liabilities	$81,506	$(209)
Hedge the effects of changes in 1-Month LIBOR	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	Other liabilities	17,502	(2)
Total liability derivatives designated as hedges as of December 31, 2014							$99,008	$(211)
Total liability derivatives as of December 31, 2014							$99,008	$(211)

(1)	The effective date of the swap is the date from which monthly net settlements begin to be computed.

(2)	Our interest rate swaps were terminated during April 2015 in conjunction with the Asset Sale. The net settlements upon termination were $1,587 payable to the counterparties.

(3)
There was an unrealized pre-tax gain of $466 and an unrealized pre-tax loss of $1,696 related to our interest rate swaps included in AOCI for the three months ended March 31, 2015. There was an unrealized pre-tax gain of $3,523 and an unrealized pre-tax loss of $444 related to our interest rate swaps included in AOCI for the three months ended March 31, 2014.

The following table summarizes our use of derivatives during the three months ended March 31:

	2015	2014
Notional balance at beginning of period	$510,905	$953,195
Additions	—	—
Maturities	—	—
Terminations	—	—
Amortization	(22,092)	(144,937)
Notional balance at end of period	$488,813	$808,258

We recognize the right to reclaim cash collateral or the obligation to return cash collateral as part of our hedge agreements. At March 31, 2015, we have the right to reclaim cash collateral of $1,866 and had no obligation to return cash collateral as part of our hedge agreements. At December 31, 2014, we had the right to reclaim cash collateral of $1,077 and were obligated to return cash collateral of $1,370 as part of our hedge agreements.

12. INTEREST INCOME

Interest Income – Notes Receivable – Rights to MSRs

Our primary source of revenue is the fees we are entitled to receive in connection with the servicing of mortgage loans. We account for these fees as interest income.

The following table shows how we calculated Interest income – notes receivable – Rights to MSRs for the three months ended March 31:

	Three Months
	2015	2014
Servicing fees collected	$180,297	$189,157
Subservicing fee payable to Ocwen	(90,942)	(90,644)
Net servicing fees retained by HLSS	89,355	98,513
Reduction in Notes receivable – Rights to MSRs	(16,369)	—
Servicing transfers (1)	1,899	—
Increase (decrease) in the fair value of Notes receivable – Rights to MSRs	(3,679)	4,025
	$71,206	$102,538

(1)	Ocwen is required to reimburse us in the event of a transfer of servicing at predetermined contractual rates. These amounts represent amounts payable by Ocwen related to servicing transfers.

Interest Income – Other

Additional sources of revenue for us are the interest we earn on our GNMA EBO loans, interest we earn on our RPLs, financing of GNMA EBO and other advances and interest we earn on operating bank accounts and the custodial account balances related to the mortgage loans serviced that are not included in our Interim Condensed Consolidated Balance Sheets. The following table shows our Interest income – other for the three months ended March 31:

	Three Months
	2015	2014
Loan interest (1)	$7,408	$1,784
Advance financing interest (2)	1,027	202
Bank account interest	1,041	975
	$9,476	$2,961

(1)	Represents interest earned on GNMA EBO loans and the accretion of the accretable yield on our pools of RPLs.

(2)	Represents interest earned on servicing advance financing we provided to Ocwen at a rate of 1-Month LIBOR plus a spread ranging from 450 bps to 550 bps.

13. INTEREST EXPENSE

The following table presents the components of Interest expense for the three months ended March 31:

	2015	2014
Match funded liabilities	$27,281	$26,830
Other borrowings	8,987	5,323
Amortization of debt issuance costs	4,378	4,962
Interest rate swaps	167	396
	$40,813	$37,511

14. SHARE-BASED COMPENSATION

On December 5, 2013, the Board of Directors of HLSS adopted the 2013 Equity Incentive Plan (the “Plan”), subject to the approval of the shareholders. At the Annual Meeting of Shareholders on May 13, 2014, the shareholders approved the Plan.

The Plan was administered by the Compensation Committee, which could authorize the award of options, restricted shares, share appreciation rights, performance awards or other share-based awards to our employees of an amount not exceeding 2,000,000 ordinary shares, in aggregate. Other than share options with vesting terms, the Compensation Committee did not grant restricted shares, share appreciation rights, performance awards or other share-based awards under the Plan. Each award under the Plan was evidenced by a written award agreement between the participant and HLSS. The award agreement described the award and stated the terms and conditions to which the award was subject.

Shares issued under the Plan may have been from shares acquired under the Company's share repurchase program, shares acquired through open market purchases or newly issued shares.

Outstanding share-based compensation consisted of stock option grants that were a combination of service-based and market-based options.

Service-Based Options. These options were granted at fair value on the date of grant. The options generally vested evenly in four annual increments beginning with the first anniversary of the agreement date, and the options generally expired on the earlier of 10 years after the date of grant or following termination of service. A total of 50,000 service-based awards were outstanding at March 31, 2015.

Market-Based Options. These options were subject to market-based vesting. One-fourth of the options would have vested immediately on the first date as of which both of the following market-based criteria had been met: i) the per share price was be equal to or exceed 1.25 times the strike price and ii) investors achieved a 12.5% annualized rate of return from the agreement date based on the strike price and dividends received. Thereafter, the remaining options would have vested evenly on each of the next three anniversaries of the initial date of vesting. A total of 50,000 market-based awards were outstanding at March 31, 2015.

Both Service-Based Options and Market-Based Options that were vested and outstanding were entitled to receive payments equal to the amount of the then current dividend as if the underlying shares were issued at the ex-dividend date. We recognized $26 of reductions to Retained earnings related to this feature during the three months ended March 31, 2015.

The fair value of the Service-Based Options was determined using the Black-Scholes option pricing model, and a lattice (binomial) model was used to determine the fair value of the Market-Based Options as of the grant date. No awards were granted for the three months ended March 31, 2015 or 2014.

The net benefit from forfeitures of share-based compensation was $129. Share-based compensation is recognized net of an estimated forfeiture rate of 4%.

A summary of option activity under the Plan for the three months ended March 31, 2015 is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	1,280,000	$22.51	9.1	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	(1,180,000)	22.46
Outstanding at March 31, 2015	100,000	$23.12	8.7	$—

Exercisable at March 31, 2015	12,500	$23.12	8.7	$—

(1)
Intrinsic value represents the difference between the Company’s closing stock price and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.

As of March 31, 2015, the Company had $37 of total unrecognized compensation expense related to non-vested share option awards granted under the Plan. The total expense was expected to be recognized over the weighted-average requisite service period of 3.1 years. No shares vested during the three months ended March 31, 2015.

No option awards, whether vested or non-vested, were outstanding for the three months ended March 31, 2014, and no option activity occurred during this period.

During February 2015, as consideration for participation under the Change in Control Retention Bonus and Severance Plan, certain participants in the Plan agreed to unconditionally relinquish any and all rights that the Participant possessed under the Plan and agreed to the cancellation of such Participant’s stock options.

On April 6, 2015, the Plan was terminated in conjunction with the Asset Sale.

15. INCOME TAXES

Income taxes were provided for based upon the tax laws and rates in the countries in which we conduct operations and earn related income. Our effective tax rate for the three months ended March 31, 2015 and 2014, was 0.0% and 0.0%, respectively. We are a Cayman Islands exempted company, and the Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of March 31, 2015, the Company did not have any unrecognized tax benefits related to the current period or any previous period. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the period or in previous periods.

16. BUSINESS SEGMENT REPORTING

Our business strategy focuses on acquiring Rights to MSRs and the related servicing advances, Loans held for investment and other residential mortgage-related assets. As of March 31, 2015, we operate a single reportable business segment that holds Residential Mortgage Assets.

17. RELATED PARTY TRANSACTIONS

We entered into various agreements with Ocwen and Altisource in connection with our Initial Public Offering on March 5, 2012. William C. Erbey, our founder and the former Chairman of our Board of Directors, was also the Chairman of the Board of Directors of Ocwen and Altisource.

We acquired all of our Notes receivable – Rights to MSRs and our EBO Pool 1 Transaction loans from Ocwen. Refer to Note 2 for a description of our recent acquisitions from Ocwen.

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

We provide financing of certain servicing advances to Ocwen. In conjunction with the EBO Pool 1 Transaction on May 3, 2014, we agreed to finance $20,157 of servicing advances for Ocwen and to finance future advances. We receive interest income on these receivables at a rate of 1-month LIBOR plus 450 to 550 bps. We record this interest income as Interest income – other in the Interim Condensed Consolidated Statements of Operations. During the three months ended March 31, 2015 and 2014, we earned interest income on financing of servicing advances of $1,027 and $0, respectively. Ocwen owed us $335 for interest accrued on financing of servicing advances as of March 31, 2015.

The following table summarizes our transactions with Ocwen related to our Notes receivable – Rights to MSRs for the three months ended March 31:

	2015	2014
Servicing fees collected	$180,297	$189,157
Subservicing fee payable to Ocwen	(90,942)	(90,644)
Net servicing fees retained by HLSS (1)	89,355	98,513

Servicing advances purchased from Ocwen in the ordinary course of business	$3,501,183	$3,503,375

(1)
Net servicing fees retained by HLSS are included in the Interim Condensed Consolidated Statements of Operations as a component of Interest income. See Note 12 for additional information regarding our Interest income.

Our Notes receivable – Rights to MSRs resulted from transactions with Ocwen. At March 31, 2015, as a result of servicing activities related to our Notes receivable – Right to MSRs, Ocwen owed us $5,649 for servicing fees collected but not remitted to us, and we owed Ocwen $5,860 for the subservicing fee earned by Ocwen in March 2015.

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

At March 31, 2015, Ocwen owed us $0 for professional services provided pursuant to the Professional Services Agreement. During the three months ended March 31, 2015 and 2014, we earned fees of $50 and $628, respectively, for services provided to Ocwen pursuant to the Professional Services Agreement. Additionally, during the three months ended March 31, 2015 and 2014, we incurred fees of $0 and $154, respectively, for services received from Ocwen pursuant to the Professional Services Agreement.

Altisource Administrative Services Agreement

We have an administrative services agreement with Altisource (“Altisource Administrative Services Agreement”) that enables Altisource to provide certain administrative services to us. Services provided to us under this agreement may include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The services Altisource provides to us under this agreement are on an as-needed basis, and the fees we pay Altisource are based on the actual costs incurred by them plus an additional markup of 15%. During the three months ended March 31, 2015 and 2014, we incurred fees of $76 and $218, respectively, for services provided to us pursuant to the Altisource Administrative Services Agreement.

Receivables from and Payables to Related Parties

The following table summarizes amounts receivable from and payable to related parties at the dates indicated:

	March 31, 2015	December 31, 2014
Servicing advance financing receivables (1)	$78,695	$84,107
Servicing fees collected (2)	5,649	5,686
Professional services (3)	—	33
Advance collections (4)	92,138	—
Loan collections in transit (5)	1,687	3,885
Receivable from servicing transfers (6)	1,899	—
Other	4,999	690
Receivables from Ocwen	$185,067	$94,401

Subservicing fees payable (7)	$5,860	$7,999
Advance purchases (8)	—	5,285
Other	2,937	1,133
Payables to Ocwen	$8,797	$14,417

Payables to Altisource	$38	$86

(1)	We provided financing to Ocwen for servicing advances. We receive interest income at a rate of 1-Month LIBOR plus a spread ranging from 450 bps to 550 bps.

(2)
Ocwen is required to remit to us servicing fees it collects on our behalf within two business days. The amount due from Ocwen at March 31, 2015, represents servicing fees collected but not remitted at the end of the month. We record servicing fees we collect less the subservicing fee we pay to Ocwen less the reduction in Notes receivable – Rights to MSRs as Interest income as shown in Note 12.

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

(5)
Upon collection, Ocwen is contractually obligated to remit collections of our Loans held for sale or Loans held for investment to a custodial account. This receivable represents the portion of these collections that were not yet deposited into the custodial account.

(6)	Ocwen is required to reimburse us in the event of a transfer of servicing at predetermined contractual rates.

(7)	The base fee and performance fee, if any, that comprise the subservicing fees payable are calculated and paid to Ocwen within three business days following the end of the month.

(8)	We are contractually obligated to reimburse advances made by Ocwen. This payable represents the portion of advance payments due to Ocwen on advances made by them.

18. COMMITMENTS AND CONTINGENCIES

The following material potential claims, lawsuits, and other proceedings, of which the Company is currently aware, are as follows. The Company has not accrued losses in connection with these legal contingencies because management does not believe there is probable and reasonably estimable loss.

Three putative class action lawsuits have been filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York entitled: (i) Oliveira v. Home Loan Servicing

Solutions, Ltd., et al., No. 15-CV-652 (S.D.N.Y.), filed on January 29, 2015; (ii) Berglan v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-947 (S.D.N.Y.), filed on February 9, 2015; and (iii) W. Palm Beach Police Pension Fund v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-1063 (S.D.N.Y.), filed on February 13, 2015. On April 2, 2015, these lawsuits were consolidated into a single action, which is referred to as the “New York Action.” On April 28, 2015, lead plaintiff, lead counsel and liaison counsel were appointed in the New York Action.

The New York Action names as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President, and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The New York Action asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain public disclosures made by the Company relating to our relationship with Ocwen. This action alleges that HLSS misled investors by failing to disclose, among other things, the extent of HLSS’s dependence on Ocwen, information regarding governmental investigations of Ocwen’s business practices, and the Company’s own purportedly inadequate internal controls. The Company intends to vigorously defend the New York Action.

Two shareholder derivative actions have been filed purportedly on behalf of Ocwen Financial Corporation naming as defendants the Company and certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey, entitled (i) Sokolowski v. Erbey, et al., No. 9:14-CV-81601 (S.D. Fla.), filed on December 24, 2014 (the “Sokolowski Action”), and (ii) Moncavage v. Faris, et al., No. 2015CA003244 (Fla. Palm Beach Cty. Ct.), filed on March 20, 2015 (collectively, with the Sokolowski Action, the “Ocwen Derivative Actions”). The original complaint in the Sokolowski Action named as defendants certain current and former directors and officers of Ocwen, including former HLSS Chairman William C. Erbey. On February 11, 2015, plaintiff in the Sokolowski Action filed an amended complaint naming additional defendants, including HLSS. The Ocwen Derivative Actions assert a cause of action for aiding and abetting certain alleged breaches of fiduciary duty under Florida law against HLSS and others, and claims that HLSS (i) substantially assisted Ocwen’s alleged wrongful conduct by purchasing Ocwen’s mortgage servicing rights and (ii) received improper benefits as a result of its business dealings with Ocwen due to Mr. Erbey’s purported control over both HLSS and Ocwen. Additionally, the Sokolowski Action asserts a cause of action for unjust enrichment against HLSS and others. The Company intends to vigorously defend the Ocwen Derivative Actions.

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

See Note 1A for discussion of a downgrade in our credit rating, the alleged events of default of certain of the advance funding facilities and cross default provisions to Ocwen’s senior secured term facility within our advance funding facilities and EBO Facility.

19. SUBSEQUENT EVENTS

Subsequent to our balance sheet date of March 31, 2015:

•
On April 6, 2015, HLSS, HLSS Holdings and Ocwen entered into an amendment to the Purchase Agreement and the sale supplements (effective upon completion of the Asset Sale) to, among other things, (i) obtain Ocwen's consent to the assignment by HLSS of its interest under the Purchase Agreement and each sale supplement, (ii) provide that HLSS Holdings will not become the named servicer in connection with any Rights to MSRs, or direct the replacement of Ocwen as named servicer, before April 6, 2017 except under certain limited circumstances, (iii) extend the scheduled term of Ocwen's servicing appointment under each sale supplement until the earlier of eight years from the date of such sale supplement and April 30, 2020, and (iv) provide that Ocwen will reimburse HLSS Holdings for certain increased financing costs resulting from servicer rating downgrades of Ocwen. In addition, under such amendment (x) Ocwen agreed to exercise any “clean-up call” rights under any servicing agreement related to Rights to MSRs only at the direction of HLSS Holdings and to sell to HLSS Holdings, on an “as-is” basis, the economic beneficial interest in the right to purchase the mortgage loans and other assets in the trust for each designated servicing agreement pursuant to such clean-up call rights and (y) HLSS Holdings agreed to pay to Ocwen a fee equal to 0.50% of  the outstanding balance of the performing mortgage loans purchased in connection with any such exercise and to pay Ocwen’s related costs and expenses of exercise.

•
On April 6, 2015, to best address concerns relating to our ability to operate as a going concern and the associated impact on our business on an expedited basis, we agreed with NRZ and Merger Sub to terminate the Old Merger Agreement and immediately complete the Asset Sale. The Asset Sale was made in accordance with the terms and conditions of the NRZ Purchase Agreement. In connection with the Asset Sale, among other things, (i) HLSS MSR-EBO acquired substantially all of the assets of the Company (including all of the issued share capital of Luxco 1B) and (ii) HLSS Advances acquired all of the issued share capital of Luxco 1A and assumed substantially all of the liabilities of the Company, including certain post-closing liabilities of the Company. In exchange, the Company received an amount in cash equal to approximately $1.0 billion plus 28,286,980 newly issued shares of NRZ common stock with a par value $0.01 per share. In conjunction with the Asset Sale, our senior secured term loan facility was retired.

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

•	On April 10, 2015, we paid cash dividends of $12,783 or $0.18 per ordinary share.

•	On April 10, 2015, we declared a distribution of $16.613 per ordinary share payable on April 27, 2015, to shareholders of record as of April 20, 2015.

•	On April 27, 2015, we distributed to our shareholders approximately $1.2 billion or $16.613 per ordinary share.

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

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•	Our ordinary shares may continue to trade even though we are in the process of winding down, and distributions to shareholders may be below any trading price;

•	The amount of the final distribution and our ability to cease reporting depends upon whether our shareholders approve the New Merger;

•	The ability to close the New Merger on the proposed terms and within the anticipated time period, or at all, which is dependent on the parties’ ability to satisfy certain closing conditions;

•	The exact amount or timing of any final distribution to our shareholders;

•	The ability to maintain our passive foreign investment company (“PFIC”) status;

•	Government regulations and policies;

•	General economic and market conditions; and

•	Other risks detailed in the Company's reports and filings with the SEC.

You should not place undue reliance on such forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

For more information on the uncertainty of forward-looking statements see Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K filed with the SEC on April 6, 2015.

INTRODUCTION

The following discussion of our results of operations and changes in financial condition and liquidity should be read in conjunction with our Interim Condensed Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-Q for the three months ended March 31, 2015 and with our 2014 Form 10-K.

Events Prior to March 31, 2015

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

On February 17, 2015, HLSS Holdings and the Depositor entered into the Agreement with the Indenture Trustee. Pursuant to the Agreement, the parties agreed, among other things, that during the term of the Agreement the Indenture Trustee will not commence a judicial proceeding to seek judicial guidance regarding the allegations made in the BlueMountain letter prior to April 15, 2015, and HLSS Holdings and the Depositor agreed to allow the Indenture Trustee to withhold from distribution certain excess funds that would otherwise be distributable to the Depositor in an amount up to the Interest Accrual Differential for the related interest accrual period under the HSART Trust indenture. The “Interest Accrual Differential” means, with respect to any interest accrual period under the HSART Trust indenture beginning with the interest accrual period relating to the February 17, 2015 monthly payment date thereunder and any class of HSART Trust notes issued prior to January 17, 2014, an amount equal to the excess of (a) the Non-FAE Rate plus 3.00% per annum over (b) the related interest accrual for such class of notes at the Non-FAE Rate. The Depositor and HLSS Holdings subsequently agreed to allow the Indenture Trustee to withhold on the same basis with respect to HSART Trust notes issued on or after January 17, 2014. The effect of this agreement will be to increase the amount deposited and held in Debt service accounts by approximately $11.8 million per month. In conjunction with the Asset Sale, Home Loan Servicing Solutions, Ltd. disposed of its interest in HLSS Holdings and the Depositor.

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

Developments After March 31, 2015

On April 6, 2015, HLSS, HLSS Holdings and Ocwen entered into an amendment to the Purchase Agreement and the sale supplements (effective upon completion of the Asset Sale described below) to, among other things, (i) obtain Ocwen's consent to the assignment by HLSS of its interest under the Purchase Agreement and each sale supplement, (ii) provide that HLSS Holdings will not become the named servicer in connection with any Rights to MSRs, or direct the replacement of Ocwen as named servicer, before April 6, 2017 except under certain limited circumstances, (iii) extend the scheduled term of Ocwen's servicing appointment under each sale supplement until the earlier of 8 years from the date of such sale supplement and April 30, 2020, and (iv) provide that Ocwen will reimburse HLSS Holdings for certain increased financing costs resulting from servicer rating downgrades of Ocwen. In addition, under such amendment (x) Ocwen agreed to exercise any “clean-up call” rights under any servicing agreement related to Rights to MSRs only at the direction of HLSS Holdings and to sell to HLSS Holdings, on an “as-is” basis, the economic beneficial interest in the right to purchase the mortgage loans and other assets in the trust for each designated servicing agreement pursuant to such clean-up call rights and (y) HLSS Holdings agreed to pay to Ocwen a fee equal to 0.50% of  the outstanding balance of the performing mortgage loans purchased in connection with any such exercise and to pay Ocwen’s related costs and expenses of exercise.

On April 6, 2015, to best address concerns relating to our ability to operate as a going concern and the associated impact on our business on an expedited basis, we agreed with NRZ and Merger Sub to terminate the Old Merger Agreement and immediately complete the Asset Sale. The Asset Sale was made in accordance with the terms and conditions of the NRZ Purchase Agreement. In connection with the Asset Sale, among other things, (i) HLSS MSR-EBO acquired substantially all of the assets of the Company (including all of the issued share capital of Luxco 1B) and (ii) HLSS Advances acquired all of the issued share capital of Luxco 1A and assumed substantially all of the liabilities of the Company, including certain post-closing liabilities of the Company. In exchange, the Company received an amount in cash equal to approximately $1.0 billion plus 28,286,980 newly issued shares of NRZ common stock with a par value $0.01 per share. In conjunction with the Asset Sale, our senior secured term loan facility was retired.

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

On April 27, 2015, we distributed to our shareholders approximately $1.2 billion or $16.613 per ordinary share.

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

On March 18, 2015, we received notification from Nasdaq stating that the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing due to the Company not having timely filed its Annual Report on Form 10-K for the year ended December 31, 2014. On April 29, 2015, our shares were delisted from Nasdaq and began being quoted on the OTC Pink Marketplace under the symbol “HLSSF.”

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

The following discussion of results of operations is as of March 31, 2015 and prior to the Asset Sale.

Changes in Results of Operations Summary

The following table summarizes our condensed consolidated operating results for the three months ended March 31:

	Three Months
	2015	2014
Revenue	$82,172	$106,127
Operating expenses	18,440	4,256
Income from operations	63,732	101,871
Interest expense	48,467	37,511
Income before income taxes	15,265	64,360
Income tax expense	5	—
Net income	$15,260	$64,360

Three Months Ended March 31, 2015 versus 2014. Revenue primarily includes interest income recorded on Notes receivable – Rights to MSRs and interest earned on whole loans. Our Interest income from our Notes receivable – Rights to MSRs decreased by $31,332 for the three months ended March 31, 2015 compared to same period in 2014 due to a decrease in the average UPB underlying our Notes receivable – Rights to MSRs for the three months ended March 31, 2015 to $158.4 billion from $178.0 billion for the same period in 2014. In addition, higher prepayment speeds for the UPB tied to our Notes receivable – Rights to MSRs contributed to decreased Interest income during 2015; average prepayment speeds were 10.6% for the three months ended March 31, 2015 compared to 9.9% for the same period in 2014. We also recorded a decrease in Interest income of $3,679 for the three months ended March 31, 2015 as a result of changes in the fair value of our Notes receivable – Rights to MSRs compared to an increase of $20,686 for same period in 2014. Lastly, the interest earned on our whole loan portfolios during the three months ended March 31, 2015 contributed to the increase in interest income due to increased average UPB on whole loans.

Operating expenses are primarily comprised of Compensation and benefits, Related party expenses and General and administrative expenses. Compensation and benefits increased due to increased senior headcount and costs associated with the Change in Control Retention Bonus and Severance Plan. General and administrative expenses increased period over period primarily because of increased legal and professional services fees associated with the Old Merger, the Asset Sale and the New Merger. The increases in Compensation and benefits and General and administrative expenses was partially offset by a decrease in Related party expenses due to decreased use of services under both the Ocwen Professional Services Agreement and the Altisource Administrative Services Agreement.

Increases in interest expense period over period were primarily due to increases in the weighted average rate paid on Match funded liabilities and increases in the average balance of Other borrowings outstanding, partially offset by decreases in the average balance of Match funded liabilities outstanding and a decrease in the weighted average rate paid on Other borrowings. For the three months ended March 31, 2015, the average outstanding balance of Match fund liabilities decreased to $5.4 billion from $5.7 billion for the same period in 2014 while the weighted average interest rates on those liabilities increased to 1.80% from 1.66% for the same period in 2014. For the three months ended March 31, 2015, the average outstanding balance of Other borrowings increased to $1.0 billion from $0.5 billion for the same period in 2014 while the weighted average interest rates on those liabilities decreased to 3.41% from 4.13% for the same period in 2014.

Our tax expense for both periods was largely impacted by our status as a Cayman Islands exempted company. The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation.

Summary Operating Information

We operate the business as a single reportable segment: Residential Mortgage Assets. For purposes of our internal management reporting, we separately report the components of Interest income – notes receivable – Rights to MSRs, which include Servicing fee revenue, Servicing expense, Amortization of Notes receivable – Rights to MSRs and Change in fair value of Notes receivable – Rights to MSRs. We provide a reconciliation of our reported results to our internal management reporting for the three months ended March 31, 2015 and March 31, 2014 in the following tables.

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

	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
For the three months ended March 31, 2015
Revenue
Servicing fee revenue (1)	$—	$180,297	$180,297
Interest income – notes receivable – Rights to MSRs (2)	71,206	(71,206)	—
Interest income – other	9,476	—	9,476
Related party revenue	50	—	50
Other revenue	1,440	—	1,440
Total revenue	82,172	109,091	191,263
Operating expenses
Compensation and benefits	2,078	—	2,078
Servicing expense (3)	—	90,942	90,942
Amortization of Notes receivable – Rights to MSRs (4)	—	14,470	14,470
Change in fair value of Notes receivable – Rights to MSRs (5)	—	3,679	3,679
Related party expenses	76	—	76
General and administrative expenses	16,286	—	16,286
Total operating expenses	18,440	109,091	127,531
Income from operations	$63,732	$—	$63,732

	Condensed Consolidated Results (GAAP)	Adjustments	Management Reporting (Non-GAAP)
For the three months ended March 31, 2014
Revenue
Servicing fee revenue (1)	$—	$189,157	$189,157
Interest income – notes receivable – Rights to MSRs (2)	102,538	(102,538)	—
Interest income – other	2,961	—	2,961
Related party revenue	628	—	628
Total revenue	106,127	86,619	192,746
Operating expenses
Compensation and benefits	1,599	—	1,599
Servicing expense (3)	—	90,644	90,644
Amortization of Notes receivable – Rights to MSRs (4)	—	16,661	16,661
Change in fair value of Notes receivable – Rights to MSRs (5)	—	(20,686)	(20,686)
Related party expenses	372	—	372
General and administrative expenses	2,285	—	2,285
Total operating expenses	4,256	86,619	90,875
Income from operations	$101,871	$—	$101,871

(1)	Servicing fee revenue reflects servicing fees received under our agreements with Ocwen.

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

Three months ended March 31, 2015 versus 2014. Servicing fee revenue decreased period over period because we owned the servicing rights for lower average UPB during 2015. Servicing fee revenue is a function of principal and interest collected during the period and the contractual servicing fee rate. Average UPB for the three months ended March 31, 2015 was $158.4 billion compared to $178.0 billion for the same period in 2014.

The servicing expense paid to Ocwen during the three months ended March 31, 2015 included base fees of $21,635 and incentive fees of $69,307. The servicing expense paid to Ocwen during the comparable 2014 period included base fees of $22,699 and incentive fees of $67,945. The difference is primarily attributable to lower average UPB period over period, which was offset by incentive fee reductions in 2015 as a result of excess servicing advances. We are compensated for the cost of excess servicing advances because the performance-based incentive fee payable to Ocwen in any month is reduced by an amount equal to 1-Month LIBOR plus 275 bps per annum of the amount of any such excess servicing advances when the advance ratio exceeds a predetermined level for that month. Amortization of Notes receivable – Rights to MSRs relates to reduction in UPB due to portfolio run-off and is greater during 2015 due to higher prepayment speeds in 2015. Lastly, there was a decrease in the fair value of the Notes receivable – Rights to MSRs for the three months ended March 31, 2015 of $3,679 compared to an increase of $20,686 for the same period in 2014.

In evaluating our performance, our management considers our Core earnings, which is a non-GAAP financial measure. In calculating Core earnings, we remove the impact of changes in the fair value of our Notes receivable – Rights to MSRs and our Loans held for sale from Net income. In addition, we have excluded certain non-recurring expenses associated with the Old Merger, the Asset Sale and the New Merger. We believe that Core earnings provides a meaningful measure of our profitability by removing the non-cash impacts of changes in the fair value of our Residential Mortgage Assets and significant non-recurring expenses from Net income, which improves comparability of our results of operations from period to period. The following table reconciles our Net income and EPS to our Core earnings and Core earnings per share for the three months ended March 31:

For the three months ended March 31:	2015	2014
Net income	$15,260	$64,360
Adjustments
Change in fair value of Notes receivable – Rights to MSRs	3,679	(20,686)
Change in fair value of Loans held for sale	7,654	—
Non-recurring costs associated with strategic transactions	13,156	—
Core earnings (Non-GAAP)	$39,749	$43,674

Basic Earnings per Share	$0.21	$0.91
Adjustments
Change in fair value of Notes receivable – Rights to MSRs	0.05	(0.30)
Change in fair value of Loans held for sale	0.11	—
Non-recurring costs associated with strategic transactions	0.19	—
Basic Core Earnings per Share (Non-GAAP)	$0.56	$0.61

Diluted Earnings per Share	$0.21	$0.91
Adjustments
Change in fair value of Notes receivable – Rights to MSRs	0.05	(0.30)
Change in fair value of Loans held for sale	0.11	—
Non-recurring costs associated with strategic transactions	0.19	—
Diluted Core Earnings per Share (Non-GAAP)	$0.56	$0.61

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

The following table presents the components of our Interest income - notes receivable - Rights to MSRs in both dollars and as a percentage of average UPB:

	2015		2014
	Dollars	Basis Points of Average UPB	Dollars	Basis Points of Average UPB
Servicing fees collected	$180,297	11.38	$189,157	10.63
Subservicing fees payable to Ocwen	(90,942)	(5.74)	(90,644)	(5.09)
Net servicing fees retained by HLSS	89,355	5.64	98,513	5.54
Amortization of Notes receivable – Rights to MSRs (1)	(14,470)	(0.91)	(16,661)	(0.94)
Change in fair value of Notes receivable – Rights to MSRs (2)	(3,679)	(0.23)	$20,686	1.16
	$71,206	4.50	$102,538	5.76

(1)	Amortization of Notes receivable – Rights to MSRs reflects reductions in the value of the Notes receivable – Rights to MSRs based on the run-off of the portfolio.

(2)
Our methodology of determining the fair value of Notes receivable – Rights to MSRs is described in Part I, Item 1, "Interim Condensed Consolidated Financial Statements – Note 3, Fair Value of Financial Instruments." In our Interim Condensed Consolidated Statements of Operations, we record changes in fair value as a component of Interest income – notes receivable – Rights to MSRs.

Three months ended March 31, 2015 versus 2014. Our Servicing fees collected and Subservicing fees payable to Ocwen decreased period over period primarily because our average UPB for the three months ended March 31, 2015 and 2014 decreased to $158.4 billion from $178.0 billion, respectively, while Servicing fees collected increased in basis points of average UPB due to increases in prepayment speeds for the three months ended March 31, 2015 to 10.6% from 9.9% for the same period in 2014. Subservicing fees payable to Ocwen increased in total dollars and in basis points of average UPB due to lower contractual retained fee rates and due to the pass-through of higher collections in excess of the retained fee.

Amortization of Notes Receivable – Rights to MSRs decreased in total dollars and as a percentage of average UPB due to the lower average UPB during the three months ended March 31, 2015 compared to the same period in 2014, partially offset by higher average prepayment speeds for the UPB tied to our Notes receivable – Rights to MSRs, which increased to 10.6% for the three months ended March 31, 2015 from 9.9% for the same period in 2014.

The Changes in the fair value of Notes receivable – Rights to MSRs are based on appraisals prepared by independent valuation firms. Factors that attributed to the decrease in fair value during 2015 include adjustments to the assumptions used by the valuation firms, including the discount rates applied ranging from 14% to 22% (2014: 15% to 22%), the interest rate used for calculating the cost of servicing advances of 1-Month LIBOR plus 3.50% (2014: 1-month LIBOR plus 3.50%), the prepayment projections over the lifetime of the portfolio ranging from 13% to 29% (2014: 12% to 28%) and the delinquency rate projections of the portfolio ranging from 15% to 35% (2014: 15% to 35%) and changes to the mix of assets underlying our Notes receivable – Rights to MSRs.

The following table provides selected statistics related to our Notes receivable – Rights to MSRs as of March 31 (1):

(In thousands, except for loan count data)	2015	2014	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (2)	$129,697,462	$141,325,033	-8%
Non-performing loans	23,274,426	31,075,264	-25%
Non-performing real estate	3,286,606	3,366,449	-2%
Total residential assets serviced	$156,258,494	$175,766,746	-11%

Percent of total UPB:
Non-performing residential assets serviced	17.0%	19.6%	-13%

Number of:
Performing loans (2)	881,691	946,997	-7%
Non-performing loans	117,985	156,963	-25%
Non-performing real estate	18,226	18,445	-1%
Total number of residential assets serviced	1,017,902	1,122,405	-9%

Percent of total number:
Non-performing residential assets serviced	13.4%	17.5%	-23%

(1)	This table only includes the UPB related to our Notes receivable - Rights to MSRs.

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

The following table provides selected portfolio statistics related to our Notes receivable – Rights to MSRs for the three months ended March 31:

(In thousands, except for loan count data)	2015	2014	% Change
Average residential assets serviced	$158,368,860	$177,977,591	-11%
Prepayment speed (average CPR) (1)	10.6%	9.9%	7%
Average number of residential assets serviced	1,027,468	1,133,082	-9%

(1)	The conditional prepayment rate ("CPR") is equal to the proportion of the principal of a pool of loans, assumed to be paid off, in each period.

The following tables provide information regarding changes in our portfolio of Notes receivable – Rights to MSRs serviced for the three months ended March 31:

(In thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at December 31, 2014	$160,785,280	1,040,488
Additions	—	—
Runoff	(3,970,816)	(19,131)
Servicing transfers	(555,970)	(3,455)
Servicing portfolio at March 31, 2015	$156,258,494	1,017,902

(In thousands, except for loan count data)	UPB	Loan Count
Servicing portfolio at December 31, 2013	$180,403,208	1,148,193
Additions	—	—
Runoff	(4,636,462)	(25,788)
Servicing portfolio at March 31, 2014	$175,766,746	1,122,405

Change in Financial Condition Summary

The overall decrease in total assets of $701,576 and total liabilities of $676,756 during the three months ended March 31, 2015, primarily resulted from:

•	The sale of RPLs on February 20, 2015 and the concurrent retirement of the RPL Facility; and

•	We received $312,799 in net Match funded advance remittances and had net repayments of Match funded liabilities of $349,771.

Our assets at March 31, 2015 include Notes receivable – Rights to MSRs which had a balance of $594,417 representing 8.0% of total assets at March 31, 2015. Notes receivable – Rights to MSRs are carried at fair value which is determined based on appraisals prepared by independent valuation firms and which require the use of significant unobservable inputs. The most significant assumptions used in the appraisals as of March 31, 2015 are:

•	Discount rates reflecting the risk of earning the future income streams ranging from 14% to 22%;

•	Interest rate used for calculating the cost of servicing advances of 1-Month LIBOR plus 3.50%;

•	Mortgage loan prepayment projections ranging from 13% to 29% of the related mortgage lifetime projected prepayment rate; and

•	Delinquency rate projections ranging from 15% to 35% of the aggregate unpaid balance of the underlying mortgage loans.

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

LIQUIDITY AND CAPITAL RESOURCES

On April 6, 2015, to best address concerns relating to our ability to operate as a going concern and the associated impact on our business on an expedited basis, we agreed with NRZ and Merger Sub to terminate the Old Merger Agreement and immediately complete the Asset Sale. The Asset Sale was made in accordance with the terms and conditions of the NRZ Purchase Agreement. In connection with the Asset Sale, among other things, (i) HLSS MSR-EBO acquired substantially all of the assets of the Company (including all of the issued share capital of Luxco 1B) and (ii) HLSS Advances acquired all of the issued share capital of Luxco 1A and assumed substantially all of the liabilities of the Company, including certain post-closing liabilities of the Company. In exchange, the Company received an amount in cash equal to approximately $1.0 billion plus 28,286,980 newly issued shares of NRZ common stock with a par value $0.01 per share. In conjunction with the Asset Sale, our senior secured term loan facility was retired.

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

On April 27, 2015, we distributed to our shareholders approximately $1.2 billion or $16.613 per ordinary share.

Liquidity (Prior to Asset Sale)

We define liquidity as unencumbered cash balances plus unused, collateralized financing capacity. Our liquidity as of March 31, 2015 as measured by cash and available credit, was $181,507, a decrease of $28,502 from December 31, 2014. At March 31, 2015 our cash position was $181,507 compared to $210,009 at December 31, 2014. We had no collateralized available capacity at March 31, 2015 and December 31, 2014. Regarding the investment of cash, our investment policies emphasize principal preservation and availability by limiting the investment to demand deposit accounts.

Investment policy and funding strategy. Our primary sources of funds for near-term liquidity are:

•	Interest income – notes receivable – Rights to MSRs;

•	Proceeds from liquidation of Loans held for sale;

•	Proceeds from Match funded liabilities; and

•	Proceeds from Other borrowings.

Potential long-term sources of liquidity include proceeds from the issuance of debt or equity.

Our primary uses of funds are:

•	Payments for advances in excess of collections on our existing servicing portfolio;

•	Payments of interest and operating costs;

•	Purchases of Residential Mortgage Assets; and

•	Repayments of borrowings.

In managing our liquidity position, our primary focus is on maintaining sufficient cash and unused borrowing capacity to meet our advancing obligations, pay expenses and purchase additional Residential Mortgage Assets. We regularly monitor and project our cash position and borrowing capacity, and we consider this in sizing asset purchases.

At March 31, 2015, $513,682 of our total maximum borrowing capacity on our advance facilities remained unused. We maintain unused borrowing capacity for three reasons:

•	As a protection should advances increase due to increased delinquencies;

•	As capacity to retire our term notes as they mature; and

•	To provide capacity for the acquisition of additional Residential Mortgage Assets.

Outlook. We believe that our cash balance and unused advance financing capacity are sufficient to meet foreseeable requirements. Immediately prior to the Asset Sale, we repaid our senior secured term loan facility in full at par. In conjunction with the Asset Sale, HLSS MSR-EBO and HLSS Advances assumed substantially all of the liabilities of the Company, including certain post-closing liabilities of the Company. Refer also to discussions within Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” which is incorporated herein by reference.

Debt and Match funded liability summary. As of March 31, 2015, we had $513,682 of unused borrowing capacity on our advance facilities. Our ability to continue to pledge collateral under our advance facilities depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing. The debt covenants for our advance facilities, senior secured term loan facility, the EBO Facility, the Note Facility and the RPL Facility (collectively, our “Facilities”) require that we maintain minimum levels of liquid assets. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our Facilities. We believe we are in compliance with these covenants and do not expect them to restrict our activities.

During the three months ended March 31, 2015, we amended our Series 2012 variable funding notes to modify the advance rates and to increases the maximum principal balance by $300 million in aggregate for the period commencing January 15, 2015 and ending April 15, 2015. In addition, we modified the Series 2013 variable funding notes (i) to extend the expected repayment date from February 13, 2015 to December 3, 2015, (ii) to incorporate additional designated servicing agreements as collateral, and (iii) to set the maximum principal balance at $525 million and to prescribe the circumstances whereby the maximum principal balance will be increased by $100 million to $625 million for a period of six months and, after the expiration of such period, then reduced to $550 million. Further, we extended the maturity date of the EBO Facility from March 2, 2015 to May 1, 2015. Lastly, we modified our senior secured term loan facility to extend the deadline to furnish annual financial statements to April 10, 2015, to amend certain terms of cross-default to our advance financing facilities, and to obtain consent to permit certain amendments to our subservicing agreement with Ocwen.

During the three months ended March 31, 2015, we redeemed $600.0 million of term notes, and we repaid the RPL Facility in full in conjunction with the sale of the RPL portfolios on February 20, 2015.

See Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” for discussion of a downgrade in our credit rating, the alleged events of default of certain of the advance funding facilities and cross default provisions to Ocwen’s senior secured term facility within our advance funding facilities and EBO Facility.

Immediately prior to the Asset Sale, we repaid our senior secured term loan facility in full at par. In conjunction with the Asset Sale, Home Loan Servicing Solutions, Ltd. ceased to be party to the Match funded liabilities and Other borrowings.

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

We are also exposed to liquidity risk related to our Loans held for sale. We have leveraged our Loans held for sale acquired to date in repurchase agreements with maturities of one year or less which we expect to renew upon maturity. Repurchase agreements are subject to margin calls that could adversely affect our liquidity by requiring us to repay a portion of the outstanding borrowing.

Refer also to discussions within Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” which is incorporated herein by reference.

Cash flows for the three months ended March 31. The following table presents a summary of our cash flows for the three months ended March 31:

	2015	2014
Net income	$15,260	$64,360
Adjustments for non-cash items	14,354	1,570
Changes in assets and liabilities	289,687	37,837
Cash flows from operating activities	319,301	103,767
Cash flows from investing activities	376,374	(608,794)
Cash flows from financing activities	(724,177)	493,051
Net decrease in cash	(28,502)	(11,976)
Cash at beginning of period	210,009	87,896
Cash at end of period	$181,507	$75,920

Three months ended March 31, 2015. Our operating activities provided $319,301 of cash. Components of operating cash flows included amounts provided by a decrease in assets and liabilities of $289,687 and by our Net income of $15,260, adjusted for amortization of debt issuance costs of $4,377, accretion of our original issuance discount related to our senior secured term loan facility of $185, net amortization of our whole loan purchase premiums and discounts of $183, accretion of the accretable yield on our RPLs of $1,595, a decrease in the fair value of the Notes receivable – Rights to MSRs of $3,679 and an increase in the unrealized loss on our GNMA EBO loan portfolios of $7,654 and the benefit from net forfeitures of share-based compensation expense of $129. The primary contributors to the changes in assets and liabilities were reductions in Match funded advances of $312,799 and debt service accounts of $50,258, offset by an increase in Related party receivables of $90,666 and a decrease in Related party payables of $5,668. The remainder of the changes in assets and liabilities relates to a net decrease in cash flows from operations due to movements in other assets and other liabilities of $22,964, primarily attributable to increases in our accrued interest income on GNMA EBO loans and the purchase price holdback on the sale of our RPL portfolios.

The primary driver of the increase in Related party receivables was attributable to the change in Match funded advance collections due from Ocwen of $92,138. The decrease in Related party payables was primarily attributable to the decrease in subservicing fees payable to Ocwen of $2,139 and a decrease in advances made by Ocwen that we had not yet purchased of $5,285. A portion of our Match funded advance collections of $312,799 were immediately used to pay down our outstanding Match funded liabilities. Refer to the financing activities discussion below for more details regarding Match funded liability cash movements during the current period. Lastly, the decrease in debt service accounts primarily relates to the timing of payments made to the trustees of our advance financing facilities. The trustees release these funds to pay down our Match funded liabilities on scheduled funding dates.

Our investing activities provided $376,374 of cash during the three months ended March 31, 2015 which primarily related to the sale of RPLs to a third party buyer for a total purchase price of $337,553. In addition, we received $17,040 from repayments of our GNMA EBO loans and our RPLs, and we received $5,412 from the recovery of advance financing receivables. Finally, we had a reduction in Notes receivable – Rights to MSRs of $16,369 due to principal reductions from runoff in the UPB of the mortgage loans serviced.

Our financing activities used $724,177 of cash. We had net payments to Match funded liabilities of $349,771 during the period. In addition, we received $2,481 of proceeds from our Other borrowings, offset by the repayments of our Other borrowings of 332,575, including the repayment in full of our RPL Facility in conjunction with the sale of our RPL portfolios. We also used cash in the payment of debt issuance costs of $5,963. Lastly, we paid dividends of $38,349.

Three months ended March 31, 2014. Our operating activities provided $103,767 of cash. Components of operating cash flows included amounts provided by changes in assets and liabilities of $37,837 and by our Net income of $64,360, adjusted for amortization of debt issuance costs of $4,962 and accretion of our original issuance discount related to our senior secured term loan facility of $185. The primary contributors to the changes in assets and liabilities were reductions in Match funded advances of $44,384 and decreases in Related party receivables of $2,450 offset by increases in debt service accounts of $3,077 and increases in related party payables of $(2,847). The remainder of the changes in assets and liabilities relates to a net increase in cash flows from operations due to movements in other assets and other liabilities of $(3,073).

The primary driver of the change in Related party receivables was Match funded advance collections due from Ocwen of $21,265. Increases in related party payables were primarily attributable to subservicing fees payable to Ocwen of $4,212 for March 31, 2014, subservicing activity and an amount due to Ocwen of $27,668 for advances made on our behalf as of March 31, 2014. The collection of Match funded advances of $44,384 was used to pay down $643,585 of our Match funded liabilities, which resulted in net cash provided of $19,392. Refer to the financing activities discussion below for more details regarding Match funded liability cash movements during the period. Lastly, the increase in debt service accounts primarily relates to payments made to the trustees of our advance financing facilities. The trustees release these funds to pay down our Match funded liabilities on scheduled funding dates.

Our investing activities used $608,794 of cash during the period, which primarily related to our acquisition of Rights to MSRs and related Match funded advances associated with two asset purchases from Ocwen. We paid $387,300 to Ocwen for Notes receivable – Rights to MSRs and $3,492,489 for Match funded advances. Finally, we had a reduction in Notes receivable – Rights to MSRs of $0 due to UPB runoff .

Our financing activities provided $493,051 of cash. New ordinary share issuances during the period provided $0 of cash, net of underwriting fees. We borrowed $3,140,192 on our Match funded advance financing facility related to our asset purchases from Ocwen, and overall, we had net proceeds from Match funded liabilities of $59,558 during the period. We received $472,734 in proceeds in connection with the issuance of debt under our senior secured term loan facility to help fund our Follow On 3 purchase from Ocwen. These amounts were offset by payments of debt issue costs totaling $6,408 and a quarterly principal payment of $875 on our senior secured term loan facility. Additionally, we paid dividends equal to $31,958. Finally, we paid offering costs of $0 associated with our issuance of ordinary shares during the period.

TOTAL EQUITY

Total equity amounted to $1,266,459 at March 31, 2015, as compared to $1,291,279 at December 31, 2014. This decrease of $24,820 is primarily due to net income of $15,260, offset by dividends declared of $38,349. In addition, we recorded reductions of $155 in relation to share-based compensation and $1,576 of unrealized losses (net of tax) on interest rate swaps that we designated as cash flow hedges.

DIVIDENDS AND DISTRIBUTIONS

During 2015, we declared the following dividends:

Record Date	Payment Date	Amount per Ordinary Share
January 30, 2015	February 10, 2015	$0.18
February 27, 2015	March 10, 2015	$0.18
March 31, 2015	April 10, 2015	$0.18

On April 27, 2015, we paid a liquidating distribution in the aggregate amount of approximately $1.2 billion or $16.613 per share (the "Distribution Amount") to holders of record at the close of business on April 20, 2015. The Distribution Amount represented the net proceeds received by the Company in connection with the Asset Sale, less a cash reserve in the amount of $50 million.

If the New Merger is consummated, our shares will be converted automatically into the right to receive $0.704059 per share in cash without interest, being the Merger Consideration. If the New Merger is not consummated and post-closing expenses and liabilities do not exceed $50 million, it is anticipated that a further cash distribution will be made to shareholders.

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

During the three months ended March 31, 2015, we did not enter into any significant contractual obligations or off-balance sheet arrangements that require ongoing future payments.

Off-Balance Sheet Arrangements

In the normal course of business, we may engage in transactions with a variety of financial institutions and other companies that we do not reflect on our Interim Condensed Consolidated Balance Sheet. We are subject to potential financial loss if the counterparties to our off-balance sheet transactions are unable to complete an agreed-upon transaction. We seek to limit counterparty risk through financial analysis, dollar limits and other monitoring procedures. We may also entered into non-cancelable operating leases principally for our office facilities.

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

VIEs. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our Interim Condensed Consolidated Financial Statements. As of March 31, 2015, all of our VIEs are fully consolidated.

Related Parties

We have entered into various agreements with Ocwen and Altisource. William C. Erbey, our founder and the former Chairman of our Board of Directors, was also the Chairman of the Board of Directors of Ocwen and Altisource.

For the three months ended March 31, 2015, we earned servicing fees of $180,297, of which we paid subservicing fees to Ocwen of $90,942. For the three months ended March 31, 2014, we earned servicing fees of $189,157, of which we paid subservicing fees to Ocwen of $90,644.

At March 31, 2015, Ocwen owed us $0 for professional services provided pursuant to the Professional Services Agreement. During the three months ended March 31, 2015 we earned fees of $50 for services provided to Ocwen pursuant to the

Professional Services Agreement (compared to $628 for the same period in 2014). Additionally, during the three months ended March 31, 2015, we incurred expenses of $0 for services received from Ocwen pursuant to the Professional Services Agreement (compare to $154 for the same period in 2014). Revenue and expenses from the Professional Services Agreement are included within Related party revenue and Related party expenses, respectively.

During the three months ended March 31, 2015, we incurred expenses of $76 for services provided to us pursuant to the Altisource Administrative Services Agreement (compared to $218 for the same period in 2014). We reported these amounts within Related party expenses for each period then ended.

We use actual costs incurred plus a 15% mark-up for our revenues and expenses related to our Professional Services Agreement with Ocwen and for expenses related to our Altisource Administrative Services Agreement. See Part I, Item 1, "Interim Condensed Consolidated Financial Statements – Note 17, Related Party Transactions" for more information regarding our related party transactions.

CRITICAL ACCOUNTING POLICIES

Except as described in Part I, Item I, “Interim Condensed Consolidated Financial Statements – Note 1B, Summary of Significant Accounting Policies” in relation to our reclassification of our Loans held for investment to Loans held for sale, there were no significant changes to the accounting policies that we believe are the most critical to an understanding of our results of operations and financial condition that are disclosed in our 2014 Form 10-K.

RECENT ACCOUNTING DEVELOPMENTS

See Part I, Item 1, “Interim Condensed Consolidated Financial Statements – Note 1B, Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”

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

Liquidity Risk

See the Part I, Item 2, “Liquidity and Capital Resources” for additional discussion of liquidity and related risks.

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

If interest rates increase by 1% on our variable-rate borrowing and interest-earning account balances, we estimate a net positive impact of approximately $11,881 resulting from an increase of $15,584 in annual interest income compared to an increase of $2,603 in annual interest expense based on March 31, 2015 balances.

March 31, 2015
Variable-rate borrowings outstanding (1)	$690,183
Fixed-rate borrowings outstanding	2,863,000
Custodial account balances (2)	1,005,469
Notional balance of interest rate swaps (2) (3)	488,813

(1)
A portion of this balance is attributable to our senior secured term loan facility, which has an interest rate of 1-Month LIBOR plus 3.50% with a 1.00% LIBOR floor. We also include the outstanding balance of our EBO Facility, which has an interest rate of 1-Month LIBOR plus 3.05%. We use the EBO Facility to partially finance our GNMA EBO loans, which are primarily fixed rate loans. Because we finance our fixed rate GNMA EBO loans using variable rate borrowings, we face interest rate risk related to our GNMA EBO loans in a rising interest rate environment; however, this risk is partially offset by the interest earned on our variable rate custodial account balances. This balance also includes the Note Facility, which has an interest rate of 1-Month LIBOR plus 1.15%. Lastly, we adjusted this balance to exclude financing of advances over the predetermined advance ratio because the performance-based incentive fee payable to Ocwen in any month will be reduced by an amount equal to 1-Month LIBOR plus 275 bps per annum of the amount of any such excess servicing advances if the advance ratio exceeds a predetermined level for that month.

(2)
Custodial account balances represent collections related to our Rights to MSRs that earn interest at a variable rate. These balances are in transit to the owners of the mortgage loans underlying our Rights to MSRs and are therefore excluded from our Interim Condensed Consolidated Balance Sheet.

(3)
This amount relates to the non-forward starting interest rate swaps that we use to hedge our exposure to rising interest rates on a portion of our outstanding variable-rate borrowings. This amount is excluded from our Interim Condensed Consolidated Balance Sheet.

Our Interim Condensed Consolidated Balance Sheet at March 31, 2015, includes $181,507 of interest-earning cash accounts and $1,866 of interest-earning collateral accounts.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015 our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to HLSS, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by HLSS in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time three months ended specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, “Interim Condensed Consolidated Financial Statements – Note 18, Commitments and Contingencies," for information regarding legal proceedings as of March 31, 2015.

ITEM 1A. RISK FACTORS
As of March 31, 2015, there had been no material changes in our risk factors from those disclosed in our 2014 Form 10-K, Part I, Item 1A, where we include a discussion of our principal risks and uncertainties that affect or could affect our business operations.

ITEM 6. EXHIBITS

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

10.1
Amendment No. 6 to the Second Amended and Restated Series 2012-VF1 Indenture Supplement dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement dated as of August 30, 2013. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 15, 2015.

10.2
Amendment No. 6 to the Second Amended and Restated Series 2012-VF2 Indenture Supplement dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement dated as of August 30, 2013. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 15, 2015.

10.3
Amendment No. 6 to the Second Amended and Restated Series 2012-VF3 Indenture Supplement dated as of August 30, 2013 and the Second Amended and Restated Note Purchase Agreement dated as of August 30, 2013. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 15, 2015.

10.4
Third Amended and Restated Indenture by and among HLSS Servicer Advance Receivables Trust II; Deutsche Bank National Trust Company; HLSS Holdings, LLC; Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 21, 2015.

10.5
Third Amended and Restated Indenture Supplement by and among HLSS Servicer Advance Receivables Trust II; Deutsche Bank National Trust Company; HLSS Holdings, LLC; Ocwen Loan Servicing, LLC and Barclays Bank PLC. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 21, 2015.

10.6	Agreement with Deutsche Bank National Trust Company dated February 17, 2015. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 18, 2015.

10.7	Home Loan Servicing Solutions, Ltd. Change in Control Retention Bonus and Severance Plan. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 23, 2015.

10.8
Mortgage Loan Purchase and Sale Agreement by and among HLSS Mortgage Master Trust II and Securitized Mortgage Asset Loan Trust 2015-1 dated February 20, 2015. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 23, 2015.

10.9
Amendment No. 4 to Master Repurchase Agreement among HLSS Mortgage Master Trust, Barclays Bank PLC, Sutton Funding LLC and Home Loan Servicing Solutions, Ltd. dated as of February 27, 2015. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 3, 2015.

10.10
Consent, Waiver and Amendment among Home Loan Servicing Solutions, Ltd., certain subsidiaries of Home Loan Servicing Solutions, Ltd., JPMorgan Chase Bank, N.A. and each lender from time to time party thereto dated as of March 20, 2015. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 23, 2015.

10.11
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

HOME LOAN SERVICING SOLUTIONS, LTD.

Date:	May 11, 2015	By:/s/ James E. Lauter
James E. Lauter
Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)