Form 10-Q
period 2015-06-30
HOME LOAN SERVICING SOLUTIONS, LTD.
filed 2015-08-07
CIK 1513161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☒ No ☐

Number of Ordinary Shares, $0.01 par value, outstanding as of August 7, 2015: 71,016,771 shares.

HOME LOAN SERVICING SOLUTIONS, LTD.
FORM 10-Q

INDEX

		PAGE
PART I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)	2

	Condensed Statement of Net Assets at June 30, 2015 (Liquidation Basis)	2

	Condensed Statement of Changes in Net Assets for the Period April 6, 2015 to June 30, 2015 (Liquidation Basis)	3

	Condensed Consolidated Balance Sheet at December 31, 2014 (Going-Concern Basis)	4

	Condensed Consolidated Statements of Operations for the Quarter-to-Date and Year-to-Date Periods Ended April 5, 2015 and for the Three and Six Months Ended June 30, 2014 (Going-Concern Basis)	5

	Condensed Consolidated Statements of Comprehensive Income for the Quarter-to-Date and Year-to-Date Periods Ended April 5, 2015 and for the Three and Six Months Ended June 30, 2014 (Going-Concern Basis)	6

	Condensed Consolidated Statements of Changes in Equity for the Year-to-Date Period Ended April 5, 2015 and for the Six Months Ended June 30, 2014 (Going-Concern Basis)	7

	Condensed Consolidated Statements of Cash Flows for the Year-to-Date Period Ended April 5, 2015 and for the Six Months Ended June 30, 2014 (Going-Concern Basis)	8

	Notes to Interim Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 6.	Exhibits	44

Signatures		46

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HOME LOAN SERVICING SOLUTIONS, LTD.
CONDENSED STATEMENT OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)
(Dollars in thousands)

June 30, 2015
Assets
Cash and cash equivalents	$46,070
Related party receivables	2,170
Estimated income expected to be earned during liquidation	17
Total assets	$48,257

Liabilities
Reserve for estimated costs during the period of liquidation	$460
Other liabilities	771
Total liabilities	1,231

Commitments and Contingencies (See Note 18)

Net Assets	$47,026

The accompanying notes are an integral part of these financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD.
CONDENSED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)
(Dollars in thousands)

Net assets at April 6, 2015	$1,268,081

Changes in Net assets
Interest income
Interest income – other	107

Operating expenses
Compensation and benefits	366
General and administrative expenses	3,297
Total operating expenses	3,663

Other expenses
Loss on extinguishment of senior secured term loan facility	8,083
Loss on disposal of discontinued operations (Note 1A)	29,614
Total other expenses	37,697

Liquidating distributions to shareholders	1,179,802

Change in Net assets during the period	(1,221,055)

Net assets at June 30, 2015	$47,026

The accompanying notes are an integral part of these financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (GOING-CONCERN BASIS) (UNAUDITED)
(Dollars in thousands, except share data)

December 31, 2014
Assets
Cash and cash equivalents	$210,009
Match funded advances	6,121,595
Notes receivable – Rights to MSRs	614,465
Loans held for investment	815,663
Related party receivables	94,401
Deferred tax assets	491
Other assets	281,475
Total assets	$8,138,099

Liabilities and Equity
Liabilities
Match funded liabilities	$5,624,088
Other borrowings	1,182,328
Dividends payable	12,783
Income taxes payable	173
Deferred tax liabilities	491
Related party payables	14,503
Other liabilities	12,454
Total liabilities	6,846,820

Commitments and Contingencies (See Note 18)

Equity
Equity – Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 71,016,771 shares issued and outstanding at December 31, 2014	710
Additional paid-in capital	1,210,300
Retained earnings	79,133
Accumulated other comprehensive income, net of tax	1,136
Total equity	1,291,279
Total liabilities and equity	$8,138,099

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (GOING-CONCERN BASIS) (UNAUDITED)
(Dollars in thousands, except share data)

	For the period April 1, 2015 to April 5, 2015	For the three months ended June 30, 2014	For the period January 1, 2015 to April 5, 2015	For the six months ended June 30, 2014
Interest income
Interest income – other	$1	$13	$25	$30
Total interest income	1	13	25	30
Operating expenses
Compensation and benefits	15	131	230	261
General and administrative expenses	183	601	8,952	1,081
Total operating expenses	198	732	9,182	1,342
Loss from continuing operations	(197)	(719)	(9,157)	(1,312)
Discontinued operations (Note 1A)
Earnings from discontinued operations	1,401	51,379	25,626	116,332
Income tax expense	6	—	11	—
Net income from discontinued operations	1,395	51,379	25,615	116,332
Net income	$1,198	$50,660	$16,458	$115,020

Basic (Loss) Earnings per share
From continuing operations	$(0.01)	$(0.01)	$(0.13)	$(0.02)
From discontinued operations	0.03	0.72	0.36	1.64
Basic earnings per share	$0.02	$0.71	$0.23	$1.62

Diluted (Loss) Earnings per share
From continuing operations	$(0.01)	$(0.01)	$(0.13)	$(0.02)
From discontinued operations	0.03	0.72	0.36	1.64
Diluted earnings per share	$0.02	$0.71	$0.23	$1.62

Weighted average shares outstanding
Basic	71,016,771	71,016,771	71,016,771	71,016,771
Diluted	71,029,271	71,016,771	71,084,310	71,016,771

Dividends declared per share	$—	$0.48	$0.54	$0.93

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (GOING-CONCERN BASIS)(UNAUDITED)
(Dollars in thousands)

	For the period April 1, 2015 to April 5, 2015	For the three months ended June 30, 2014	For the period January 1, 2015 to April 5, 2015	For the six months ended June 30, 2014
Net income	$1,198	$50,660	$16,458	$115,020
Other comprehensive income (loss), before tax:
Change in the value of designated cash flow hedges	—	(1,778)	(2,389)	(2,005)
Reclassification of loss on settlement of interest rate swaps recognized in net income	440	—	440	—
Total other comprehensive income (loss), before tax	440	(1,778)	(1,949)	(2,005)
Income tax related to items of other comprehensive loss:
Tax benefit on change in the value of designated cash flow hedges	—	611	813	689
Total other comprehensive income (loss), net of tax	440	(1,167)	(1,136)	(1,316)
Total comprehensive income	$1,638	$49,493	$15,322	$113,704

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (GOING-CONCERN BASIS) (UNAUDITED)
(Dollars in thousands, except share data)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
	Shares	Amount
Balance at December 31, 2014	71,016,771	$710	$1,210,300	$79,133	$1,136	$1,291,279
Net income	—	—	—	16,458	—	16,458
Other comprehensive loss, net of tax	—	—	—	—	(1,136)	(1,136)
Share-based compensation	—	—	(145)	(26)	—	(171)
Declaration of cash dividends ($0.54 per share)	—	—	—	(38,349)	—	(38,349)
Balance at April 5, 2015	71,016,771	$710	$1,210,155	$57,216	$—	$1,268,081

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
	Shares	Amount
Balance at December 31, 2013	71,016,771	$710	$1,210,057	$3,513	$2,167	$1,216,447
Net income	—	—	—	115,020	—	115,020
Other comprehensive loss, net of tax	—	—	—	—	(1,316)	(1,316)
Share-based compensation	—	—	64	—	—	64
Declaration of cash dividends ($0.93 per share)	—	—	—	(66,045)	—	(66,045)
Balance at June 30, 2014	71,016,771	$710	$1,210,121	$52,488	$851	$1,264,170

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING-CONCERN BASIS) (UNAUDITED)
(Dollars in thousands)

Cash flows from operating activities	For the period January 1, 2015 to April 5, 2015	For the six months ended June 30, 2014
Net income	$16,458	$115,020
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Debt issuance costs	4,615	9,560
Accretion of original issue discount on Other borrowings	185	372
Net amortization of purchase premiums and discounts on Loans held for sale	191	—
Amortization of purchase premiums on Loans held for investment	—	1,792
Accretion of Loans held for sale	(1,595)	(151)
Decrease (increase) in the fair value of Notes receivable – Rights to MSRs	3,679	—
Unrealized loss on Loans held for sale	7,654	—
Net forfeitures of share-based compensation	(145)	64
Changes in assets and liabilities:
Decrease in Match funded advances	533,875	254,023
Decrease (increase) in debt service accounts	(99,398)	(42,254)
(Increase) decrease in related party receivables	(68,264)	52,995
Decrease in related party payables	927	(7,741)
Decrease (increase) in other assets	15,763	(10,415)
Increase (decrease) in other liabilities	8,047	(1,030)
Net cash provided by operating activities	421,992	372,235
Cash flows from investing activities
Reduction in Notes receivable – Rights to MSRs	17,498	4,190
Purchase of Loans held for investment	—	(832,866)
Repayments of GNMA EBO loans and RPLs	20,716	29,133
Proceeds from the sale of RPL portfolios	337,553	—
Cash used in related party servicing advance financing transactions	—	(81,688)
Cash proceeds from related party servicing advance financing transactions	5,549	1,216
Net cash provided by (used in) investing activities	381,316	(880,015)
Cash flows from financing activities
(Repayments of) proceeds from Match funded liabilities, net	(430,970)	(121,693)
Proceeds from Other borrowings	2,481	707,720
Payment of Other borrowings	(334,990)	(1,750)
Payment of Debt issuance costs	(5,921)	(9,639)
Payment of dividends to shareholders	(38,349)	(65,336)
Net cash (used in) provided by financing activities	(807,749)	509,302
Net increase in cash	(4,441)	1,522
Cash and cash equivalents, beginning of period	210,009	87,896
Cash and cash equivalents, end of period	$205,568	$89,418

Supplemental non-cash investing activities
Transfers of Loans held for sale to claims receivable from FHA	$16,747	$—
Increase in receivables in conjunction with the sale of RPL portfolios	16,824	—
Transfer of Loans held for investment to Loans held for sale	421,257	—

Supplemental non-cash financing activities
Dividends declared but not paid	$12,783	$11,363
Debt issuance costs accrued but not paid	2	330

The accompanying notes are an integral part of these consolidated financial statements.

HOME LOAN SERVICING SOLUTIONS, LTD. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands unless otherwise stated, except share data)

1A. ORGANIZATION; ASSET SALE; DISCONTINUED OPERATIONS; RELATED PARTIES; OTHER RECENT DEVELOPMENTS

Organization

Home Loan Servicing Solutions, Ltd. and its former wholly owned subsidiaries (collectively referred to throughout as “HLSS”, “us”, “our”, “we”, or the “Company”) were engaged in the business of acquiring mortgage servicing assets whereby we acquired the rights to receive the servicing fees less compensation to the current servicer for their servicing activities (“Rights to MSRs”), servicing advances associated with our Rights to MSRs, whole loans held for investment, and other residential mortgage-related assets (“Residential Mortgage Assets”). We engaged Ocwen Financial Corporation (together with its subsidiaries, collectively “Ocwen”) and another residential mortgage loan servicer to service the mortgage loans underlying our Residential Mortgage Assets and therefore did not develop our own mortgage servicing platform. Effective April 6, 2015, Home Loan Servicing Solutions, Ltd. became externally managed pursuant to a Services Agreement with HLSS Advances Acquisition Corp (“HLSS Advances”).

Asset Sale

On April 6, 2015, we sold substantially all of our assets (the “Asset Sale”) pursuant to a Share and Asset Purchase Agreement entered into on such date (the “NRZ Purchase Agreement”) among us, New Residential Investment Corp. (“NRZ”), Hexagon Merger Sub, Ltd. (“Merger Sub”), MSR-EBO Acquisitions LLC (“HLSS MSR-EBO”) and HLSS Advances. In connection with the Asset Sale, among other things, (i) HLSS MSR-EBO acquired substantially all of the assets of the Company (including all of the issued share capital of HLSS Luxco 1B S.à r.l. (“Luxco 1B”)) and (ii) HLSS Advances acquired all of the issued share capital of HLSS Luxco 1A S.à r.l. (“Luxco 1A”) and assumed substantially all of the liabilities of the Company, including certain post-closing liabilities of the Company. In exchange, the Company received an amount in cash equal to approximately $1.0 billion plus 28,286,980 newly issued shares of NRZ common stock with a par value $0.01 per share. All of such shares were sold in a registered public offering, and we realized net proceeds of approximately $422,749. In conjunction with the Asset Sale, our senior secured term loan facility was retired.

Concurrently with the execution of the NRZ Purchase Agreement, our Board of Directors adopted and approved a plan of complete liquidation and dissolution (the “Liquidation Plan”), pursuant to which we agreed to (1) cease our business activities other than such activities that are necessary to carry out the provisions of the Liquidation Plan, (2) pay or make adequate provision for operating expenses expected to be incurred through the completion of the Liquidation Plan and (3) distribute to our shareholders in one or more distributions, (a) the cash received by the Company in the Asset Sale and the net proceeds from the sale of NRZ common stock received by the Company in the Asset Sale, less (b) amounts used to pay the liabilities of the Company and less a reserve in the amount of $50 million that will be held by the Company at the discretion of the Board to ensure that the Company will be able to meet known and unknown liabilities up to the date of the consummation of the transactions contemplated by the Merger (as defined below) or, if the transactions contemplated by the Merger are not consummated, the date of the final liquidating distribution after settlement of the liabilities and to ensure that the Company has available resources in the event that it is necessary to enforce against third parties any contractual or other rights of the Company or its officers or directors. If the Merger is consummated, our shares will be converted automatically into the right to receive $0.704059 per share in cash without interest (the “Merger Consideration”).  If the Merger is not consummated, it is anticipated that a further cash distribution will be made to shareholders.

Immediately following the closing of the Asset Sale contemplated by the NRZ Purchase Agreement, we entered into, among other things: (i) an Agreement and Plan of Merger (the “Merger Agreement”) with NRZ and Merger Sub, pursuant to which, among other things, the Company will be merged with and into Merger Sub (the “Merger”), with the Company ceasing its corporate existence and Merger Sub surviving the Merger and (ii) a Services Agreement, pursuant to which HLSS Advances provides us with certain services, including, among other things, handling (including defending, prosecuting or resolving) all claims, disputes or controversies (including any litigation, arbitration, governmental investigations or inquiries or any other proceedings or negotiations) in which the Company is a party or may otherwise be involved. On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each ordinary share, par value $0.01 per share, of the Company (the “Company Shares”) issued and outstanding immediately prior to the Effective Time (other than Company Shares owned by any direct or indirect wholly-owned subsidiary of NRZ (other than Merger Sub) or of Merger Sub and Company Shares as to which dissenters’ rights have been properly exercised) will be converted automatically into the right to receive the Merger Consideration. The parties’ obligations to consummate the Merger are subject to certain closing conditions, including approval of the Merger by the requisite vote of the shareholders, the absence of any legal restraints that would prohibit the consummation of the Merger and other conditions customary for a transaction of this type. Each of us, NRZ and Merger Sub has made certain customary representations, warranties and covenants in the Merger Agreement, including, among other things, covenants related to the conduct of our business during the interim period between the execution of the Merger Agreement and the consummation of the Merger. The Merger Agreement provides for certain termination rights for both us and NRZ, including, if approval of the Merger by the requisite vote of the shareholders is not obtained or if the Merger is not consummated by the nine month anniversary of the date of the Merger Agreement.

Subsequent to the Asset Sale, the Company has no meaningful sources of revenue and is in the process of winding down operations.

Discontinued Operations

The following table presents the components of the Loss on disposal of discontinued operations included in the Condensed Statement of Changes of Net Assets for the period from April 6, 2015 to June 30, 2015:

Assets
Cash and cash equivalents		$48,755
Match funded advances		5,587,720
Notes receivable – Rights to MSRs		593,288
Loans held for sale		417,574
Related party receivables		162,831
Deferred tax assets		996
Other assets		386,393
		7,197,557
Liabilities
Match funded liabilities		5,193,119
Other borrowings		510,045
Dividends payable		12,783
Income taxes payable		146
Deferred tax liabilities		184
Related party payables		15,595
Other liabilities		18,948
		5,750,820
Net assets in disposal group		1,446,737
Consideration received
Cash		994,374
NRZ common stock
Number of shares	28,286,980
Price per share	15.28
Value of NRZ common stock consideration		432,225
Less: Brokerage and other costs on sale of NRZ common stock		(9,476)
Total consideration received		1,417,123
Loss on disposal of discontinued operations		$29,614

The Asset Sale resulted in the disposal of substantially all of the Company’s operations, and as such, certain amounts in the prior period have been reclassified to Net income from discontinued operations for all periods presented to conform to the current year presentation with no impact to previously reported net income or shareholders’ equity. Net income from discontinued operations reported in the Interim Condensed Consolidated Statements of Operations consisted of the following components for the periods indicated:

	For the period April 1, 2015 to April 5, 2015	For the three months ended June 30, 2014	For the period January 1, 2015 to April 5, 2015	For the six months ended June 30, 2014
Revenue
Interest income – notes receivable – Rights to MSRs	$5,362	$86,574	$76,568	$189,112
Interest income – other	542	7,777	9,994	10,721
Total interest income	5,904	94,351	86,562	199,833
Related party revenue	4	773	54	1,401
Other revenue	3	—	1,443	—
Total revenue	5,911	95,124	88,059	201,234
Operating expenses
Compensation and benefits	137	1,694	2,000	3,163
Related party expenses	—	496	76	868
General and administrative expenses	915	1,554	8,432	3,359
Total operating expenses	1,052	3,744	10,508	7,390
Other expenses
Interest expense	3,018	40,001	43,831	77,512
Loss on termination of interest rate swaps	440	—	440	—
Loss on Loans held for sale	—	—	7,654	—
Total other expenses	3,458	40,001	51,925	77,512
Income tax expense	6	—	11	—
Net income from discontinued operations	$1,395	$51,379	$25,615	$116,332

Related Parties

We entered into various agreements with Ocwen and Altisource Portfolio Solutions, S.A. (“Altisource”) in connection with our Initial Public Offering on March 5, 2012. William C. Erbey, our founder and the former Chairman of our Board of Directors until January 16, 2015, was also the Chairman of the Board of Directors of Ocwen and Altisource until January 16, 2015.

We conducted a substantial amount of business with Ocwen and were heavily reliant on Ocwen and Altisource in the conduct of our operations. Our results of operations may have differed significantly from our reported results if we did not have agreements in place with Ocwen and Altisource. See Note 17 for further discussion.

Other Recent Developments

As a result of an Ocwen settlement agreement on December 22, 2014 with the New York Department of Financial Services, William C. Erbey stepped down as non-executive Chairman of the Board of Directors of the Company, Ocwen, Altisource, Altisource Asset Management Corporation and Altisource Residential Corporation on January 16, 2015. Concurrently, Robert J. McGinnis was appointed as non-executive Chairman of HLSS.

On April 27, 2015, in accordance with the Liquidation Plan, we distributed to our shareholders approximately $1.2 billion or $16.613 per ordinary share, which amount represented the net proceeds received by the Company in connection with the Asset Sale, less a cash reserve in the amount of $50 million.

On April 29, 2015, our shares were delisted from The Nasdaq Stock Market LLC and began being quoted on the OTC Pink Marketplace under the symbol “HLSSF” and were subsequently deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended.

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

Going-Concern Basis of Accounting – Periods Prior to April 6, 2015

The Interim Condensed Consolidated Financial Statements for the quarter-to-date and year-to-date periods ended April 5, 2015, as of December 31, 2014 and for the three and six months ended June 30, 2014 were prepared on the going-concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior period financial statements have not been restated under the liquidation basis of accounting.

Liquidation Basis of Accounting – Periods Beginning on and Subsequent to April 6, 2015

On April 6, 2015, the Company adopted the Liquidation Plan; therefore, the Company has applied the liquidation basis of accounting on a prospective basis from the date of adoption of the Liquidation Plan in accordance with GAAP. The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation and requires management to make estimates that affect the amounts reported in the financial statements and the related notes. To the extent there are any changes in the Company’s initial estimates, there will be changes reflected in the Interim Condensed Statement of Changes in Net Assets (Liquidation Basis). As cash is received or paid, consistent with the Company’s initial estimates, there will be no change to the Net assets. Results could differ from these estimates and may affect the net assets in liquidation and actual cash flows.

Effective April 6, 2015, the Company adopted the provisions of Accounting Standards Update ("ASU") 2013-07, which clarifies when an entity should apply the liquidation basis of accounting. In addition, the ASU provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.

In accordance with the liquidation basis of accounting, the Company has accrued anticipated income and expense through the wind-down period. Estimated income to be earned during liquidation includes interest income on operating cash accounts of $17. Reserve for estimated costs during the period of liquidation includes Compensation and benefits of $176, legal and professional fees of $255 and general operating expenses during wind-down period of $29. All obligations are expected to be settled in cash.

The Company expects to complete its wind-down during October 2015; however, the actual date of completion may be significantly different.

Principles of Consolidation

Our financial statements prior to April 6, 2015 include the accounts of Home Loan Servicing Solutions, Ltd. and its former wholly owned subsidiaries as well as four variable interest entities (“VIE”) of which we were the primary beneficiary. We eliminated intercompany accounts and transactions in consolidation. Upon the consummation of the Asset Sale, the Company divested of all of its former wholly owned subsidiaries, including the VIEs. Accordingly, the financial statements beginning on and subsequent to April 6, 2015 include only the accounts of Home Loan Servicing Solutions, Ltd.

We evaluated each special purpose entity (“SPE”) for classification as a VIE. When a SPE met the definition of a VIE and we determined that HLSS was the primary beneficiary, we included the SPE in our Interim Condensed Consolidated Financial Statements.

Our Match funded advances were in two SPEs along with related Match funded liabilities (the "Match Funded Advance SPEs"). We determined that these SPEs were VIEs of which we were the primary beneficiaries. The accounts of these SPEs were included in our Interim Condensed Consolidated Financial Statements.

Match funded advances on loans serviced for others resulted from our transfers of residential loan servicing advances to SPEs in exchange for cash. The SPEs issued debt supported by collections on the transferred advances. We made these transfers under the terms of our advance facility agreements. These transfers did not qualify for sale accounting because we retained control over the transferred assets. As a result, we accounted for these transfers as financings and classified the transferred advances on our Interim Condensed Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. We used collections on the Match funded advances pledged to the SPEs to repay principal and to pay interest and the expenses of the SPEs. Holders of the debt issued by the SPEs could look only to the assets of the entity itself for satisfaction of the debt and had no recourse against HLSS.

As of December 31, 2014, our Loans held for investment were in two SPEs along with the related Other borrowings (the "Mortgage Loans SPEs"). We determined that these SPEs were VIEs of which we were the primary beneficiaries. The accounts of these SPEs were included in our Interim Condensed Consolidated Financial Statements. (See discussion of the reclassification of our loans to held for sale below.)

Our whole loans were transferred to SPEs in exchange for cash, and the SPEs issued debt collateralized by these loans. These transfers did not qualify for sale accounting because we retained control over the transferred assets. As a result, we accounted for these transfers as financings and classified the transferred loans on our Interim Condensed Consolidated Balance Sheet at December 31, 2014 as Loans held for investment and the related liabilities as Other borrowings. We used collections on our whole loans pledged to the SPEs to repay principal and to pay interest and the expenses of the SPEs. Holders of the debt issued by the SPEs could look beyond the assets of the SPEs for satisfaction of the debt and therefore had recourse against HLSS. It was our expectation that the cash flows of the SPEs would be sufficient to meet all claims of the debt holders. HLSS was responsible for making any principal or interest payments to the debt holders not covered by the cash flows of the SPEs.

The following tables summarize the assets and liabilities of our consolidated SPEs at December 31, 2014:

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

(1)
Related party receivables principally included Match funded advance collections that were in-transit to pay down our Match funded liabilities as of each presented period. See Note 17 for more information about our Related party receivables.

(2)	Other assets principally included debt service accounts, claims receivable from the FHA and debt issuance costs. See Note 6 for more information about our Other assets.

(3)	Other borrowings included the carrying value of our borrowings to acquire Loans held for investment. See Note 8 for more information about our Other borrowings.

Loans Held for Sale

Effective March 31, 2015, we reclassified our Loans held for investment to Loans held for sale based on a change in management’s intention and a decision to actively market the Government National Mortgage Association (“GNMA”) early buy-out (“EBO”) loans for sale. Loans held for sale were reported at the lower of cost or fair value. As of December 31, 2014, both the portfolio of re-performing loans (“RPLs”) and GNMA EBO loans were classified as Loans held for investment based on management’s intent to hold these loans for investment. As further discussed below, we sold our RPL portfolios during the first quarter of 2015.

The Company evaluated purchased loans that were not deemed impaired upon acquisition in accordance with the provisions of Accounting Standards Codification ("ASC") 310-20, Receivables - Nonrefundable Fees and Other Costs. Only our GNMA EBO loans were accounted for under ASC 310-20; therefore, interest income was accrued at the amount that we were guaranteed to receive under either the related purchase agreement or by the Federal Housing Administration ("FHA"), which was the amount of interest we ultimately expected to receive.

In connection with the reclassification of the GNMA EBO loans to held for sale, we recorded a valuation allowance of $7,654 to record the loans at the lower of cost or fair value. Fair value was determined by reference to counterparty quotations.

Effective December 31, 2014, we adopted the provisions of ASU 2014-04. This ASU requires that when an in substance repossession or foreclosure occurs; that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. This amendment did not have a material impact on our Interim Condensed Consolidated Financial Statements.

Effective December 31, 2014, we adopted the provisions of ASU 2014-14. Therefore, upon foreclosure of GNMA EBO loans for which we have made or intend to make a claim on the FHA guarantee, we reclassify the carrying amount of the loan to Claims receivable from FHA, which is recorded within Other assets on our Interim Condensed Consolidated Balance Sheets. As a result of our adoption of this ASU, we classified foreclosed properties and outstanding FHA claims as Claims receivable from FHA within our Other assets. See Note 6 for further information.

On February 20, 2015, we sold our RPL portfolio to an unrelated third party purchaser for a total purchase price of $337.6 million, subject to a 5% holdback pending completion of the purchaser's due diligence. A portion of the sale proceeds were used to terminate a facility to partially finance our RPLs (the "RPL Facility"). We recognized an immaterial gain on this sale.

Recent Accounting Pronouncements

ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates the concept of an extraordinary item from GAAP. To be considered an extraordinary item under existing GAAP, an event or transaction must be unusual in nature and must occur infrequently. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, any may be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The adoption of ASU 2015-01 is not expected to have a material impact on the Company’s financial statements.

ASU 2015-02, Amendments to the Consolidation Analysis. This ASU is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the ASU places more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE, changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for periods beginning after December 15, 2015, and early adoption is permitted, including adoption in an interim period. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this ASU will require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of related debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by these amendments. This ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, and early adoption is permitted. Had the Company adopted the provisions of this ASU, the impact to the Interim Condensed Statement of Net Assets would have been immaterial, and the impact to the Interim Condensed Consolidated Balance Sheet as of December 31, 2014 would have been to reduce Other assets and Total assets each by $16,706, to reduce Match funded liabilities by $11,534, to reduce Other borrowings by $5,172 and to reduce Total liabilities by $16,706.

2. ASSET ACQUISITIONS

With the exception of servicing advances purchased in the ordinary course of our prior business activities with Ocwen, we did not conduct any asset acquisitions during 2015.

On March 3, 2014, we acquired GNMA EBO loans with UPB of $549,411 from Ocwen. Because these loans earn interest at a rate that is higher than current market rates, the loans were purchased at a premium to par, resulting in a total purchase price of $556,618. These loans were insured by the FHA, making the collectability of the entire balance of these loans reasonably assured. At acquisition and at December 31, 2014, we accounted for these GNMA EBO loans as Loans held for investment. Effective March 31, 2015, we reclassified the GNMA EBO loans to Loans held for sale.

Ocwen initially acquired these loans through the GNMA early buy-out program, which allows servicers of federally insured or guaranteed loans to buy delinquent loans from the applicable loan securitization pools. We also financed the GNMA EBO servicing advances related to the GNMA EBO loans, and we accounted for this arrangement as a financing transaction because Ocwen retained title and all other rights and rewards associated with the GNMA EBO servicing advances. Collectively, the purchase of GNMA EBO loans and financing of the related advances are referred to as the “EBO Pool 1 Transaction.”

Our GNMA EBO loans were in a Mortgage Loans SPE along with the related financing facility (the "EBO Facility"), which is more fully described in Note 8. The accounts of this SPE were included in our Interim Condensed Consolidated Financial Statements for periods prior to April 6, 2015. These transfers to the SPE did not qualify for sale accounting because we retained control over the transferred assets. Prior to April 6, 2015, we accounted for these transfers as financings and classified the transferred GNMA EBO loans on our Interim Condensed Consolidated Balance Sheet as Loans held for sale (at December 31, 2014, as Loans held for investment) and the related liabilities as Other borrowings. We used collections on the GNMA EBO loans pledged to the SPE to repay principal and to pay interest and the expenses of the entity. The holders of the debt issued by this SPE could look beyond the assets of the SPE for satisfaction of the debt and therefore had recourse against HLSS. It was our expectation that, since our GNMA EBO loans were insured by the FHA, the cash flows of this SPE would be sufficient to meet all claims of the debt holders. HLSS was responsible for making any principal or interest payments to the debt holders not covered by the cash flows of the SPE.

On June 27, 2014, HLSS purchased a portfolio of RPLs from a third party seller with a UPB of $396,939 (the "RPL Transaction"). Because RPLs have historically experienced default conditions, are not insured by any agency and earn interest at a rate that is lower than current market rates, the loans were purchased at a discount of par equivalent to thirty percent of UPB, resulting in a total purchase price of $276,248. These loans were purchased credit impaired. In accordance with ASC 310-30, we recognized the excess cash flows over the purchase price as interest income on a level yield basis. We accounted for these RPLs as Loans held for investment at December 31, 2014.

Ocwen serviced the RPLs prior to the RPL Transaction, and Ocwen remained the servicer subsequent to the RPL Transaction.

Our RPLs were in a Mortgage Loans SPE along with the related financing facility (the “RPL Facility”), which is more fully described in Note 8. The accounts of this SPE were included in our Interim Condensed Consolidated Financial Statements for periods prior to April 6, 2015. The transfers to the SPE did not qualify for sale accounting because we retained control over the transferred assets. Prior to April 6, 2015, we accounted for these transfers as financing and classified the transferred RPLs on our Interim Condensed Consolidated Balance Sheet as Loans held for investment and the related liabilities as Other borrowings. We used collections on the RPLs pledged to the SPE to repay principal and to pay interest and the expenses of the entity. The holders of the debt issued by this SPE could look beyond the assets of the SPE for satisfaction of the debt and therefore had recourse against HLSS. It was our expectation that the cash flows of this SPE would be sufficient to meet all claims of the debt holders. HLSS was responsible for making any principal or interest payments to the debt holders not covered by the cash flows of the SPE.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

We estimated fair value based on a hierarchy that maximized the use of observable inputs and minimized the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assessment of the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels and gives the highest priority to Level 1 inputs and the lowest to Level 3 inputs.

The three broad categories are:

•	Level 1: Quoted prices in active markets for identical assets or liabilities;

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3: Unobservable inputs for the asset or liability.

Where available, we utilized quoted market prices or observable inputs rather than unobservable inputs to determine fair value. We classified assets and liabilities in their entirety based on the lowest level of input that was significant to the fair value measurement.

We describe the methodologies that we used and key assumptions that we made to assess the fair value of instruments in more detail below.

Notes Receivable – Rights to MSRs

We established the value of the Notes receivable – Rights to MSRs based on appraisals prepared by independent valuation firms. These appraisals are prepared on a quarterly basis. Significant inputs into the valuation include the following:

•	Discount rates reflecting the risk of earning the future income streams from the Notes receivable – Rights to MSRs;

•	Interest rate used for calculating the cost of financing servicing advances;

•	Mortgage loan prepayment projections; and

•	Delinquency rate projections.

The independent valuation firms reviewed the collateral attributes and the historical payment performance of the underlying mortgage servicing portfolio and compared them with similar mortgage servicing portfolios and with standard industry mortgage performance benchmarks. The selected collateral attributes and performance comparisons utilized were the voluntary prepayment performance, delinquency and foreclosure performance, operational cost comparison, average loan balance, weighted average coupon and note rate distribution, loan product type classification, geographic distribution and servicing advance behavior.

The unobservable inputs that had the most significant effect on the fair value of Notes receivable – Rights to MSRs were the mortgage loan prepayment rate projections and delinquency rate projections; however, any significant increase (decrease) in discount rates, interest rates, mortgage loan prepayment projections or delinquency rate projections, each in isolation, would result in a substantially lower (higher) valuation.

Loans Held for Sale

Effective March 31, 2015, we reclassified all of our Loans held for investment to Loans held for sale. Loans held for sale were reported at the lower of cost or fair market value, which was determined by reference to counterparty quotations. The fair value measurements for Loans held for sale were categorized as Level 3.

Derivative Financial Instruments

Our derivatives were not exchange-traded, and therefore quoted market prices or other observable inputs were not available. The fair value of our interest rate swap agreements was based on certain information provided by third-party pricing sources. Third-party valuations were derived from proprietary models based on inputs that included yield curves and contractual terms such as fixed interest rates and payment dates. We did not adjust the information obtained from the third-party pricing sources; however, we reviewed this information to ensure that it provided a reasonable basis for estimating fair value. Our review was designed to identify information that appeared stale, information that had changed significantly from the prior period and other indicators that the information may not have been accurate. We determined that potential credit and counterparty risks had an immaterial impact on the valuation of our derivatives. See Note 11 for additional information on our derivative financial instruments.

The following tables present assets by level within the fair value hierarchy that were measured at fair value on a recurring basis. At December 31, 2014, we had no assets measured at fair value on a non-recurring basis.

At December 31, 2014:	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Notes receivable – Rights to MSRs	$614,465	$—	$—	$614,465
Derivative financial instruments	1,370	—	—	1,370
Total assets	$615,835	$—	$—	$615,835
Liabilities:
Derivative financial instruments	$211	$—	$—	$211
Total liabilities	$211	$—	$—	$211

No transfers between levels occurred during the quarter-to-date and year-to-date periods ended April 5, 2015 or the three and six months ended June 30, 2014.

The following tables present reconciliations of the fair value and changes in fair value of our Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	For the period April 1, 2015 to April 5, 2015		For the three months ended June 30, 2014
	Notes receivable – Rights to MSRs	Derivative Financial Instruments	Notes receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$594,417	$(1,230)	$637,794	$3,079
Purchases and reductions:
Purchases	—	—	—	—
Reductions	(1,129)	—	(4,190)	—
	(1,129)	—	(4,190)	—
Changes in fair value:
Included in net income (1)	—	(440)	(4,025)	—
Included in other comprehensive income (2)	—	—	—	(1,778)
	—	(440)	(4,025)	(1,778)
Transfers in or out of Level 3	—	—	—	—
Ending balance	$593,288	$(1,670)	$629,579	$1,301

	For the period January 1, 2015 to April 5, 2015		For the six months ended June 30, 2014
	Notes receivable – Rights to MSRs	Derivative Financial Instruments	Notes receivable – Rights to MSRs	Derivative Financial Instruments

Beginning balance	$614,465	$1,159	$633,769	$3,306
Purchases and reductions:
Purchases	—	—	—	—
Reductions	(17,498)	—	(4,190)	—
	(17,498)	—	(4,190)	—
Changes in fair value:
Included in net income (1)	(3,679)	(440)	—	—
Included in other comprehensive income (2)	—	(2,389)	—	(2,005)
	(3,679)	(2,829)	—	(2,005)
Transfers in or out of Level 3	—	—	—	—
Ending balance	$593,288	$(1,670)	$629,579	$1,301

(1)
At each reporting date, we determined the fair value of our Notes receivable – Rights to MSRs and adjusted the carrying value to this amount, and these changes in fair value were included in Interest income in the Interim Condensed Consolidated Statements of Operations prior to April 6, 2015. See Note 12 for additional information regarding our Interest income.

(2)
For the quarter-to-date and year-to-date periods ended April 5, 2015, none of the pre-tax losses were attributable to derivatives still held at the end of the period. For the three and six months ended June 30, 2014, all of the pre-tax gains (losses) were attributable to derivatives still held at the end of the period.

The following table shows the effect on the fair value of the Notes receivable – Rights to MSRs assuming adverse changes to certain key assumptions used in valuing these assets at December 31, 2014:

	Discount Rate		Prepayment Speeds		Delinquency Rates
	100 bps adverse change	200 bps adverse change	10% adverse change	20% adverse change	10% adverse change	20% adverse change
At December 31, 2014:
Notes receivable – Rights to MSRs	$(10,061)	$(19,821)	$(17,719)	$(34,537)	$(55,410)	$(108,567)

This sensitivity analysis above assumed a change was made to one key input while holding all other inputs constant. As many of these inputs were correlated, a change in one input would likely have impacted other inputs, which ultimately would have impacted the overall valuation.

The following table provides additional quantitative information on our significant inputs used for valuing our Notes receivable – Rights to MSRs as of December 31, 2014:

Asset	Unobservable Input	Low	High	Weighted Average
Notes receivable – Rights to MSRs	Discount Rate	14%	22%	19%
	Prepayment Speeds	13%	29%	19%
	Delinquency Rates	15%	35%	25%

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value:

	December 31, 2014	December 31, 2014
	Carrying Value	Fair Value
Financial assets:
Match funded advances	$6,121,595	$6,121,595
Loans held for investment	815,663	822,298
Total financial assets	$6,937,258	$6,943,893
Financial liabilities:
Match funded liabilities	$5,624,088	$5,618,263
Other borrowings	1,182,328	1,167,267
Total financial liabilities	$6,806,416	$6,785,530

Match Funded Advances

The carrying value of our Match funded advances approximated fair value. This was because our Match funded advances had no stated maturity, generally were realized within a relatively short period of time and did not bear interest. The fair value measurements for Match funded advances were categorized as Level 3.

Loans Held for Investment

The fair value estimate of our Loans held for investment was determined by using internal cash flow models that required us to make assumptions regarding various inputs, including default rates, delinquency rates, interest rates and prepayment speeds. Additionally, we made assumptions related to severity for our RPLs. The fair value measurements for Loans held for investment were categorized as Level 3.

Match Funded Liabilities

Match funded liabilities included various series of term notes, variable funding notes and other fixed rate liabilities. The fair value estimate of the Company’s term notes and other fixed rate liabilities was determined by using broker quotes. We concluded that no adjustments were required to the quoted prices. The level of trading, both in number of trades and amount of term notes traded, was at a level that the Company believed broker quotes to be a reasonable representation of the current fair market value of the term notes. All other Match funded liabilities were short term in nature, and the carrying value generally approximated the fair value. The fair value measurements for Match funded liabilities were categorized as Level 3.

Other Borrowings

Other borrowings included a senior secured term loan facility, the EBO Facility, the RPL Facility and a servicing advance note facility (the "Note Facility"). The fair value estimate of the senior secured term loan facility was determined by using broker quotes. We concluded that no adjustments were required to the quoted price. Trading was at a level that the Company believed broker quotes to be a reasonable representation of the current fair market value of this facility. The EBO Facility, the RPL Facility and the Note Facility were short term in nature, and the carrying values generally approximated the fair values. The fair value measurements for these facilities were categorized as Level 3. We repaid the RPL Facility in full on February 20, 2015 in conjunction with the sale of our RPL portfolios.

4. MATCH FUNDED ADVANCES

Match funded advances on residential loans were comprised of the following:

December 31, 2014
Principal and interest advances	$2,539,532
Taxes and insurance advances	2,748,700
Corporate advances	833,363
$6,121,595

5. LOANS HELD FOR SALE

Our Loans held for investment at December 31, 2014 related to our GNMA EBO loans and RPLs, which were our only classes of Loans held for investment. Effective March 31, 2015, we reclassified all of our Loans held for investment to Loans held for sale.

December 31, 2014
Loans held for investment:
GNMA EBO loans	$477,016
RPLs	338,647
Loans held for investment	$815,663

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

GNMA EBO Loans

We initially accounted for our GNMA EBO loans as Loans held for investment under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs. In accordance with ASC 310-20-30-5, these loans were initially recorded at the UPB plus or minus a purchase premium or discount, which is the amount we paid to purchase these loans. Effective March 31, 2015, we reclassified these loans to Loans held for sale, which were carried at the lower of cost or fair market value.

During the year-to-date period ended April 5, 2015, we recognized a decrease in the fair value of $7,654.

RPLs

We accounted for our RPLs under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company evaluated all of the RPLs at acquisition in accordance with the provisions of ASC 310-30, and all RPLs were deemed to be impaired loans at acquisition. The RPLs were not insured against loss, and the borrowers, all of whom had been previously delinquent, may have been more likely to be in economic distress, to have become unemployed or bankrupt or to otherwise be unable or unwilling to make payments when due. Also, a portion of these loans featured future step-ups in the required payment.

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

Changes in the carrying amount of the accretable yield for RPL pools were as follows for the periods indicated:

	Three months ended June 30, 2014
	Accretable Yield	Carrying Amount
Beginning balance	$—	$—
Additions	146,885	276,248
Accretable yield adjustments	—	—
Accretion	(159)	159
Payments and other reductions, net	—	(569)
Ending balance	$146,726	$275,838

	For the period January 1, 2015 to April 5, 2015		Six months ended June 30, 2014
	Accretable Yield	Carrying Amount	Accretable Yield	Carrying Amount
Beginning balance	$168,968	$338,647	$—	$—
Additions	—	—	146,885	276,248
Accretable yield adjustments	—	—	—	—
Accretion	(1,595)	1,595	(159)	159
Payments and other reductions, net	—	(3,588)	—	(569)
Sale of RPL portfolios	(167,373)	(336,654)	—	—
Ending balance	$—	$—	$146,726	$275,838

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

6. OTHER ASSETS

Other assets consisted of the following at December 31, 2014:

December 31, 2014
Debt service accounts (1)	$128,525
Claims receivable from FHA (2)	109,586
Debt issuance costs (3)	16,706
Accrued interest income (4)	22,661
Interest-earning collateral deposits (5)	1,077
Derivative financial instruments (6)	1,370
Other	1,550
$281,475

(1)
Under our advance funding facilities, we were contractually required to remit collections of Match funded advances to the trustee within two days of receipt. We did not use the collected funds to reduce the related Match funded liabilities until the payment dates specified in the indenture. The balance also included amounts that we set aside to provide for possible shortfalls in the funds available to pay certain expenses and interest. Lastly, this balance included collections on our whole loans, which were used to pay down a portion of our Other borrowings on the first funding date following quarter end.

(2)	Claims receivable from FHA related to GNMA EBO loans for which foreclosure had been completed and for which we made or intended to make a claim on the FHA guarantee.

(3)
Debt issuance costs related to Match funded liabilities and Other borrowings. We amortized these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

(4)	Accrued interest income represented interest earned but not yet collected on our whole loans.

(5)	Interest-earning collateral deposits represented cash collateral held by our counterparty as part of our interest rate swap agreements.

(6)	See Notes 3 and 11 for more information regarding our use of derivatives.

7. MATCH FUNDED LIABILITIES

Match funded liabilities were comprised of the following at December 31, 2014:

Borrowing Type (1)	Interest Rate	Maturity (2)	Amortization Date (2)	Unused Borrowing Capacity (3)	Balance Outstanding
Series 2012 T2 Term Notes	199 – 494 bps	Oct. 2045	Oct. 2015	$—	$450,000
Series 2013 T1 Term Notes	150 – 323 bps	Jan. 2046	Jan. 2016	—	350,000
Series 2013 T1 Term Notes	229 – 446 bps	Jan. 2048	Jan. 2018	—	150,000
Series 2013 T2 Term Notes	115 – 239 bps	May 2044	May 2015	—	375,000
Series 2013 T3 Term Notes	179 – 313 bps	May 2046	May 2017	—	475,000
Series 2013 T5 Term Notes	198 – 331 bps	Aug. 2046	Aug. 2016	—	200,000
Series 2013 T7 Term Notes	198 – 302 bps	Nov. 2046	Nov. 2016	—	300,000
Series 2014 T1 Term Notes	124 – 229 bps	Jan. 2045	Jan. 2015	—	600,000
Series 2014 T2 Term Notes	222 – 311 bps	Jan. 2047	Jan. 2017	—	200,000
Series 2014 T3 Term Notes	281 bps	Jun. 2048	Jun. 2018	—	363,000
Series 2012 VF 1 Notes	1-Month LIBOR + 110 – 340 bps	Aug. 2045	Aug. 2015	143,673	556,327
Series 2012 VF 2 Notes	1-Month LIBOR + 110 – 340 bps	Aug. 2045	Aug. 2015	143,673	556,327
Series 2012 VF 3 Notes	1-Month LIBOR + 110 – 340 bps	Aug. 2045	Aug. 2015	143,673	556,327
Series 2013 VF 1 Notes	1-Month LIBOR + 150 - 245 bps	Feb. 2045	Dec. 2015	57,893	492,107
				$488,912	$5,624,088

(1)
Each term note and variable funding note issuance had four classes, an A, B, C, and D class, with the exception of the Series 2014 T3 Term Notes which had only an A and B class. The Series 2014 T3 Class B Term Notes was exchangeable for notes in three separate classes: BX, CX and DX.

(2)
The amortization date was the date on which the revolving period ended under each advance facility note and repayment of the outstanding balance began if the note was not renewed or extended. The maturity date was the due date for all outstanding balances. After the amortization date, all collections that represented the repayment of Match funded advances pledged to the facilities were applied to reduce the balance of the note outstanding, and any new advances were ineligible to be financed.

(3)
Our unused borrowing capacity was available to us if we had additional eligible collateral to pledge and met other borrowing conditions. We paid a 0.50% or 0.625% fee on the unused borrowing capacity, which varied by facility.

In conjunction with the Asset Sale, Home Loan Servicing Solutions, Ltd. ceased to be party to the Match funded liabilities.

8. OTHER BORROWINGS

Other borrowings consisted of the following at December 31, 2014:

December 31, 2014
Senior secured term loan facility (1)	$340,636
EBO Facility (2)	544,513
RPL Facility (3)	271,473
Note Facility (4)	25,706
$1,182,328

(1)
On June 27, 2013, we entered into a $350,000 senior secured term loan facility, which was issued at a discount to par. The senior secured term loan facility had a maturity date of June 27, 2020 and an interest rate of 1-Month LIBOR plus 350 bps, with a 1.00% LIBOR floor. As of December 31, 2014, the interest rate on our senior secured term loan facility was 4.50%.

(2)
On March 3, 2014, we entered into the EBO Facility to partially finance the purchase of our initial portfolio of GNMA EBO loans at an interest rate of 1-Month LIBOR plus 305 bps. On October 16, 2014, we amended the EBO Facility to increase the maximum principal balance to partially finance the purchase of a second pool of GNMA EBO loans at an interest rate of 1-Month LIBOR plus 180 bps. This facility had a maturity date of May 1, 2015.

(3)
On June 26, 2014, we entered into the RPL Facility to partially finance the purchase of our RPLs. The facility had a maturity date of June 26, 2014 and an interest rate of 1-Month LIBOR plus 250 bps. We repaid the RPL Facility in full on February 20, 2015 in conjunction with the sale of our RPL portfolios.

(4)
On June 24, 2014, we entered into the Note Facility to partially finance the purchase of $37,000 of notes retained as part of the Series 2014 T3 Term Note issuance on June 18, 2014. The Note Facility matured quarterly and had an interest rate of 1-Month LIBOR plus 115 bps.

Immediately prior to the Asset Sale, we repaid our senior secured term loan facility in full at par. In conjunction with the Asset Sale, Home Loan Servicing Solutions, Ltd. ceased to be party to the Other borrowings.

9. ORDINARY SHARES

As of June 30, 2015, we had authorized 200,000,000 ordinary shares, par value of $0.01, of which 71,016,771 were issued and outstanding. There were no changes in the number of ordinary shares issued during the period April 6, 2015 to June 30, 2015, the quarter-to-date and year-to-date periods ended April 5, 2015, or the three and six months ended June 30, 2014.

10. EARNINGS PER SHARE ("EPS")

Basic EPS was computed by dividing reported Net income available to ordinary shareholders by weighted average number of ordinary shares outstanding during each period. Diluted EPS was computed by dividing reported Net income by the sum of the weighted average ordinary shares and all potential dilutive ordinary shares outstanding during the period. Potential dilutive ordinary shares included ordinary share equivalents consisting of incremental ordinary shares deemed outstanding from the assumed exercise of stock options.

The following tables reconcile the numerators and denominators of the basic and diluted EPS for the periods indicated:

(In thousands, except per share data)	For the period April 1, 2015 to April 5, 2015			For the three months ended June 30, 2014
	Net Income	Shares	Earnings Per Share Amount	Net Income	Shares	Earnings Per Share Amount
Basic EPS:
Net (loss) income available to common shareholders	$1,198	71,016,771		$50,660	71,016,771
Less: Net income allocated to participating securities	(7)	—		—	—
Adjusted net income available to common shareholders	1,191	71,016,771	$0.02	50,660	71,016,771	$0.71

Dilutive Securities:
Plus: Net income allocated to participating securities	7	—		—	—
Less: Net income re-allocated to participating securities	(7)	—		—	—
Incremental ordinary shares deemed outstanding	—	12,500		—	—

Diluted EPS:
Income allocated to common shares and assumed share conversions	$1,191	71,029,271	$0.02	$50,660	71,016,771	$0.71

(In thousands, except per share data)	For the period January 1, 2015 to April 5, 2015			For the six months ended June 30, 2014
	Net Income	Shares	Earnings Per Share Amount	Net Income	Shares	Earnings Per Share Amount
Basic EPS:
Net income available to common shareholders	$16,458	71,016,771		$115,020	71,016,771
Less: Net income allocated to participating securities	(21)	—		—	—
Adjusted net income available to common shareholders	16,437	71,016,771	$0.23	115,020	71,016,771	$1.62

Dilutive Securities:
Plus: Net income allocated to participating securities	21	—		—	—
Less: Net income re-allocated to participating securities	(21)	—		—	—
Incremental ordinary shares deemed outstanding	—	67,539		—	—

Diluted EPS:
Income allocated to common shares and assumed share conversions	$16,437	71,084,310	$0.23	$115,020	71,016,771	$1.62

Stock options excluded from the computation of diluted EPS were as follows for the periods indicated:

	For the period April 1, 2015 to April 5, 2015	For the three months ended June 30, 2014	For the period January 1, 2015 to April 5, 2015	For the six months ended June 30, 2014
Anti-dilutive (1)	37,500	640,000	37,500	640,000
Market-based (2)	50,000	640,000	50,000	640,000

(1)	These stock options were anti-dilutive because their exercise price was greater than the average market price of our stock.

(2)
Shares that were issuable upon the achievement of certain performance criteria related to our stock price and an annualized rate of return to investors. Note 14 provides details of our share-based compensation.

11. DERIVATIVE FINANCIAL INSTRUMENTS

We were party to interest rate swap agreements that we recognized on our Interim Condensed Consolidated Balance Sheets prior to April 6, 2015 at fair value within Other assets and Other liabilities. On the date we entered into the interest rate swap agreements, we designated and documented them as hedges of the variable cash flows payable for floating rate interest expense on our borrowings (cash flow hedge). To qualify for hedge accounting, a derivative must have been highly effective at reducing the risk associated with the hedged exposure. In addition, the documentation must have included the risk management objective and strategy. On a quarterly basis, we assessed and documented the derivatives’ effectiveness and expected effectiveness in offsetting the changes in the fair value or the cash flows of the hedged items. To assess effectiveness, we used statistical methods, such as regression analysis, as well as nonstatistical methods, including dollar-offset analysis. For a cash flow hedge, to the extent that it is effective, we recorded changes in the estimated fair value of the derivative in accumulated other comprehensive income ("AOCI"). We subsequently reclassified these changes in estimated fair value to net income in the same period that the hedged transaction affected earnings and in the same financial statement category as the hedged item.

If a derivative instrument in a cash flow hedge was terminated or the hedge designation was removed, we reclassified related amounts in AOCI into earnings in the same period during which the cash flows that were hedged affected earnings. In a period where we determined that it is probable that a hedged forecasted transaction would not occur, such as variable-rate interest payments on debt that has been repaid in advance, any related amounts in AOCI were reclassified into earnings in that period. During April 2015, we terminated all of our interest rate swaps, which resulted in the reclassification of $440 of accumulated other comprehensive losses into earnings.

Because our derivative agreements were not exchange-traded, we were exposed to credit loss in the event of nonperformance by the counterparty to the agreement. We controlled this risk through counterparty credit monitoring procedures, including financial analysis, dollar limits and other monitoring procedures. The notional amounts of our contracts did not represent our exposure to credit loss. See Note 3 for additional information regarding our use of derivatives.

Interest Rate Management

We executed a hedging strategy designed to mitigate the impact of changes in variable interest rates on the excess of interest rate sensitive liabilities over interest rate sensitive assets. We entered into interest rate swaps to hedge against the effects of a change in 1-Month LIBOR.

The following tables provide information about our interest rate swaps at December 31, 2014:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (2) (3):
Hedge the effects of changes in 1-Month LIBOR	September 2012	September 2012	August 2017	0.5188%	1-Month LIBOR	Other assets	$73,888	$877
Hedge the effects of changes in 1-Month LIBOR	January 2013	January 2016	December 2017	1.3975%	1-Month LIBOR	Other assets	338,009	493
Total asset derivatives designated as hedges as of December 31, 2014							$411,897	$1,370
Total asset derivatives as of December 31, 2014							$411,897	$1,370

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Balance Sheet Location	Notional Amount	Fair Value
Designated as hedges (2) (3):
Hedge the effects of changes in 1-Month LIBOR	March 2012	March 2012	March 2016	0.6325%	1-Month LIBOR	Other liabilities	$81,506	$(209)
Hedge the effects of changes in 1-Month LIBOR	May 2012	May 2012	May 2016	0.6070%	1-Month LIBOR	Other liabilities	17,502	(2)
Total liability derivatives designated as hedges as of December 31, 2014							$99,008	$(211)
Total liability derivatives as of December 31, 2014							$99,008	$(211)

(1)	The effective date of the swap was the date from which monthly net settlements began to be computed.

(2)	Our interest rate swaps were terminated during April 2015 in conjunction with the Asset Sale. The net settlements upon termination were $1,587 payable to the counterparties.

(3)	There was an unrealized pre-tax loss of $1,778 and $2,005 related to our interest rate swaps included in AOCI for the three and six months ended June 30, 2014.

The following table summarizes our use of derivatives during the periods indicated:

	For the period January 1, 2015 to April 5, 2015	For the six months ended June 30, 2014
Notional balance at beginning of period	$510,905	$953,195
Additions	—	—
Maturities	—	—
Terminations	(488,813)	—
Amortization	(22,092)	(315,451)
Notional balance at end of period	$—	$637,744

We recognized the right to reclaim cash collateral or the obligation to return cash collateral as part of our hedge agreements. At December 31, 2014, we had the right to reclaim cash collateral of $1,077 and were obligated to return cash collateral of $1,370 as part of our hedge agreements.

12. INTEREST INCOME

Interest Income – Notes Receivable – Rights to MSRs

Our primary source of revenue was the fees we were entitled to receive in connection with the servicing of mortgage loans. We accounted for these fees as interest income, which has been included in the Interim Condensed Consolidated Statements of Operations as a component of Net income from discontinued operations (see Note 1A).

The following table shows how we calculated Interest income – notes receivable – Rights to MSRs for the periods indicated:

	For the period April 1, 2015 to April 5, 2015	For the three months ended June 30, 2014	For the period January 1, 2015 to April 5, 2015	For the six months ended June 30, 2014
Servicing fees collected	$12,587	$185,690	$192,884	$374,847
Subservicing fee payable to Ocwen	(6,097)	(90,901)	(97,039)	(181,545)
Net servicing fees retained by HLSS	6,490	94,789	95,845	193,302
Reduction in Notes receivable – Rights to MSRs	(1,128)	(4,190)	(17,497)	(4,190)
Servicing transfers (1)	—	—	1,899	—
Increase (decrease) in the fair value of Notes receivable – Rights to MSRs	—	(4,025)	(3,679)	—
	$5,362	$86,574	$76,568	$189,112

(1)	Ocwen was required to reimburse us in the event of a transfer of servicing at predetermined contractual rates. These amounts represented amounts payable by Ocwen related to servicing transfers.

Interest Income – Other

Additional sources of revenue for us were the interest we earned on our GNMA EBO loans, interest we earned on our RPLs, financing of GNMA EBO and other advances and interest we earned on operating bank accounts and the custodial account balances related to the mortgage loans serviced that were not included in our Interim Condensed Consolidated Balance Sheets. The following table shows our Interest income – other for the periods indicated:

	For the period April 1, 2015 to April 5, 2015	For the three months ended June 30, 2014	For the period January 1, 2015 to April 5, 2015	For the six months ended June 30, 2014
Continuing operations:
Bank account interest (1)	$1	$13	$25	$30
Discontinued operations:
Loan interest (2)	435	5,770	7,843	7,554
Advance financing interest (3)	67	952	1,094	1,154
Bank account interest (4)	40	1,055	1,057	2,013
	$542	$7,777	$9,994	$10,721

(1)	These amounts were included in the Interim Condensed Consolidated Statements of Operations as Interest income – other.

(2)
Represented interest earned on GNMA EBO loans and the accretion of the accretable yield on our pools of RPLs and was included in the Interim Condensed Consolidated Statements of Operations as a component of Net income from discontinued operations (see Note 1A).

(3)
Represented interest earned on servicing advance financing we provided to Ocwen at a rate of 1-Month LIBOR plus a spread ranging from 450 bps to 550 bps. These amounts were included in the Interim Condensed Consolidated Statements of Operations as a component of Net income from discontinued operations (see Note 1A).

(4)	These amounts were included in the Interim Condensed Consolidated Statements of Operations as a component of Net income from discontinued operations (see Note 1A).

13. INTEREST EXPENSE

The following table presents the components of Interest expense, which is included in the Interim Condensed Consolidated Statements of Operations as a component of Net income from discontinued operations (see Note 1A), for the periods indicated:

	For the period April 1, 2015 to April 5, 2015	For the three months ended June 30, 2014	For the period January 1, 2015 to April 5, 2015	For the six months ended June 30, 2014
Match funded liabilities	$2,266	$27,126	$29,547	$53,956
Other borrowings	543	7,961	9,530	13,284
Amortization of debt issuance costs	209	4,598	4,587	9,560
Interest rate swaps	—	316	167	712
	$3,018	$40,001	$43,831	$77,512

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

Share-based awards granted under the Plan consisted of stock option grants that were a combination of service-based and market-based options.

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

Both Service-Based Options and Market-Based Options that were vested and outstanding were entitled to receive payments equal to the amount of the then current dividend as if the underlying shares were issued at the ex-dividend date. We recognized $26 of reductions to Retained earnings related to this feature during the year-to-date period ended April 5, 2015.

The fair value of the Service-Based Options was determined using the Black-Scholes option pricing model, and a lattice (binomial) model was used to determine the fair value of the Market-Based Options using the following assumptions as of the grant date for the six months ended June 30, 2014:

	For the six months ended June 30, 2014
	Black-Scholes	Binomial
Risk-free interest rate	2.13%	0.13% - 3.23%
Expected stock price volatility	19.62%	19.62%
Expected dividend yield	7.82%	7.82%
Expected option life (in years)	6.5	2.7 - 3.5
Contractual life (in years)	10	10
Fair Value	$0.87 - $1.27	$0.53 - $1.43

No awards were granted during 2015.

The net benefit from forfeitures of share-based compensation was $145 for the year-to-date period ended April 5, 2015. We recognized share-based compensation expense of $64 for the six months ended June 30, 2014. Share-based compensation is recognized net of an estimated forfeiture rate of 4%.

A summary of option activity under the Plan for the year-to-date period ended April 5, 2015 is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	1,280,000	$22.51	9.1	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	(1,280,000)	22.51
Outstanding at April 5, 2015	—	$—	0.0	$—

Exercisable at April 5, 2015	—	$—	0.0	$—

(1)
Intrinsic value represents the difference between the Company’s closing stock price and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.

No shares vested during the year-to-date period ended April 5, 2015.

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

15. INCOME TAXES

Income taxes were provided for based upon the tax laws and rates in the countries in which we conduct operations and earn related income. Our effective tax rate for the period April 6, 2015 to June 30, 2015 was 0.0%, and our effective tax rate for the quarter-to-date and year-to-date periods ended April 5, 2015 was 0.0% and 0.0%, respectively (0.0% and 0.1% for the three and six months ended June 30, 2014, respectively). We are a Cayman Islands exempted company, and the Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of June 30, 2015, the Company did not have any unrecognized tax benefits related to the current period or any previous period. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the period or in previous periods.

16. BUSINESS SEGMENT REPORTING

Prior to the Asset Sale, our business strategy focused on acquiring Rights to MSRs and the related servicing advances, whole loans and other residential mortgage-related assets. We operated as a single reportable business segment that held Residential Mortgage Assets.

17. RELATED PARTY TRANSACTIONS

Effective April 6, 2015, Home Loan Servicing Solutions, Ltd. became externally managed pursuant to a Services Agreement with HLSS Advances. As a result, NRZ, Merger Sub, HLSS Advances and HLSS MSR-EBO were determined to be related parties. At June 30, 2015, Related party receivables consisted of a receivable from NRZ for certain expenses paid by the Company subsequent to the Asset Sale in the amount of $2,170.

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

As the named servicer of the loans underlying our Notes receivable – Rights to MSRs, Ocwen remained obligated to perform as servicer under the related PSAs, and we were required to pay Ocwen a monthly fee for the servicing activities it performed. We were also required to purchase any servicing advances that Ocwen was required to make pursuant to such PSAs.

Ocwen was also the named servicer on the EBO Pool 1 Transaction loans and RPLs, and we were required to pay Ocwen a monthly fee for the servicing activities it performed.

We provided financing of certain servicing advances to Ocwen. In conjunction with the EBO Pool 1 Transaction on May 3, 2014, we agreed to finance $20,157 of servicing advances for Ocwen and to finance future advances. We received interest income on these receivables at a rate of 1-month LIBOR plus 450 to 550 bps. We recorded this interest income as Interest income – other in the Interim Condensed Consolidated Statements of Operations. During the quarter-to-date and year-to-date periods ended April 5, 2015, we earned interest income on financing of servicing advances of $67 and $1,094, respectively ($952 and $1,154 during the three and six months ended June 30, 2014, respectively).

The following table summarizes our transactions with Ocwen related to our Notes receivable – Rights to MSRs for the periods indicated:

	For the period April 1, 2015 to April 5, 2015	For the three months ended June 30, 2014	For the period January 1, 2015 to April 5, 2015	For the six months ended June 30, 2014
Servicing fees collected	$12,587	$185,690	$192,884	$374,847
Subservicing fee payable to Ocwen	(6,097)	(90,901)	(97,039)	(181,545)
Net servicing fees retained by HLSS (1)	6,490	94,789	95,845	193,302

Servicing advances purchased from Ocwen in the ordinary course of prior business activities	$55,378	$3,368,379	$3,556,561	$6,871,754

(1)
Net servicing fees retained by HLSS were included in the Interim Condensed Consolidated Statements of Operations as a component of Net income from discontinued operations. See Note 12 for additional information regarding our Interest income.

Ocwen Professional Services Agreement

Our former subsidiary, HLSS Management LLC (“HLSS Management”), has a professional services agreement with Ocwen (“Professional Services Agreement”) that enables HLSS Management to provide certain services to Ocwen and for Ocwen to provide certain services to HLSS Management. Services provided by HLSS Management under this agreement may include valuation and analysis of mortgage servicing rights, capital markets activities, advance financing management, treasury management, legal services and other similar services. Services provided by Ocwen under this agreement may include business strategy, legal, tax, licensing and regulatory compliance support services, risk management services and other similar services. The services provided by the parties under this agreement are on an as-needed basis, and the fees represent actual costs incurred plus an additional markup of 15%. Home Loan Servicing Solutions, Ltd. continues to benefit from this agreement.

During the quarter-to-date and year-to-date periods ended April 5, 2015, we earned fees of $4 and $54, respectively, for services provided to Ocwen pursuant to the Professional Services Agreement ($773 and $1,401 for the three and six months ended June 30, 2014, respectively). Additionally, during the quarter-to-date and year-to-date periods ended April 5, 2015, we incurred fees of $0 for services received from Ocwen pursuant to the Professional Services Agreement ($225 and $379 for the three and six months ended June 30, 2014, respectively).

Altisource Administrative Services Agreement

Our former subsidiary, HLSS Management, has an administrative services agreement with Altisource (“Altisource Administrative Services Agreement”) that enables Altisource to provide certain administrative services to HLSS Management. Services provided under this agreement may include human resources administration (benefit plan design, recruiting, hiring and training and compliance support), legal and regulatory compliance support services, general business consulting, corporate services (facilities management, security and travel services), finance and accounting support services (financial analysis, financial reporting and tax services), risk management services, vendor management and other related services. The services Altisource provides under this agreement are on an as-needed basis, and the fees HLSS Management pays Altisource are based on the actual costs incurred by Altisource plus an additional markup of 15%. Home Loan Servicing Solutions, Ltd. continues to benefit from this agreement.

During the quarter-to-date and year-to-date periods ended April 5, 2015, we incurred fees of $76 for services provided to us pursuant to the Altisource Administrative Services Agreement ($271 and $489 for the three and six months ended June 30, 2014, respectively).

Receivables from and Payables to Related Parties

The following table summarizes amounts receivable from and payable to related parties at December 31, 2014:

December 31, 2014
Servicing advance financing receivables (1)	$84,107
Servicing fees collected (2)	5,686
Professional services (3)	33
Loan collections in transit (4)	3,885
Other	690
Receivables from Ocwen	$94,401

Subservicing fees payable (5)	$7,999
Advance purchases (6)	5,285
Other	1,133
Payables to Ocwen	$14,417

Payables to Altisource	$86

(1)	We provided financing to Ocwen for servicing advances. We received interest income at a rate of 1-Month LIBOR plus a spread ranging from 450 bps to 550 bps.

(2)
Ocwen was required to remit to us servicing fees it collected on our behalf within two business days. The amount due from Ocwen represents servicing fees collected but not remitted at the end of the month.

(3)	Represented the amount due for professional services provided that were outstanding as of the end of the period.

(4)
Upon collection, Ocwen was contractually obligated to remit collections of our Loans held for sale or Loans held for investment to a custodial account. This receivable represents the portion of these collections that were not yet deposited into the custodial account.

(5)	The base fee and performance fee, if any, that comprised the subservicing fees payable were calculated and paid to Ocwen within three business days following the end of the month.

(6)	We were contractually obligated to reimburse advances made by Ocwen. This payable represents the portion of advance payments that were due to Ocwen on advances made by them.

18. COMMITMENTS AND CONTINGENCIES

The following material potential claims, lawsuits, and other proceedings, of which the Company is currently aware, are as follows.

Legal Matters

Three putative class action lawsuits have been filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York entitled: (i) Oliveira v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-652 (S.D.N.Y.), filed on January 29, 2015; (ii) Berglan v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-947 (S.D.N.Y.), filed on February 9, 2015; and (iii) W. Palm Beach Police Pension Fund v. Home Loan Servicing Solutions, Ltd., et al., No. 15-CV-1063 (S.D.N.Y.), filed on February 13, 2015. On April 2, 2015, these lawsuits were consolidated into a single action, which is referred to as the “New York Action.” On April 28, 2015, lead plaintiff, lead counsel and liaison counsel were appointed in the New York Action. On July 17, 2015, lead plaintiffs filed their consolidated class action complaint.

The New York Action names as defendants HLSS, former HLSS Chairman William C. Erbey, HLSS Director, President, and Chief Executive Officer John P. Van Vlack, and HLSS Chief Financial Officer James E. Lauter. The New York Action asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain public disclosures made by the Company relating to, among others, our relationship with Ocwen and our risk management and internal controls. More specifically, the consolidated class action complaint alleges that a series of statements in HLSS’s disclosures were materially false and misleading, including statements about (i) Ocwen’s servicing capabilities; (ii) HLSS’s contingencies and legal proceedings;

(iii) its risk management and internal controls and (iv) certain related party transactions. The consolidated class action complaint also appears to allege that HLSS’s financial statements for the years ended 2012 and 2013, and the first quarter ended March 30, 2014, were false and misleading based on the Company’s August 18, 2014 restatement. Lead plaintiffs in the New York Action also allege that the Company misled investors by failing to disclose, among other things, information regarding governmental investigations of Ocwen’s business practices. The Company intends to vigorously defend the New York Action.

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

On March 11, 2015, plaintiff David Rattner filed a shareholder derivative action purportedly on behalf of the Company entitled Rattner v. Van Vlack, et al., No. 2015CA002833 (Fla. Palm Beach Cty. Ct.) (the “HLSS Derivative Action”). The lawsuit names as defendants HLSS directors John P. Van Vlack, Robert J. McGinnis, Kerry Kennedy, Richard J. Lochrie, and David B. Reiner (collectively, the “Director Defendants”), New Residential Investment Corp., and Hexagon Merger Sub, Ltd. The HLSS Derivative Action alleges that the Director Defendants breached their fiduciary duties of due care, diligence, loyalty, honesty and good faith and the duty to act in the best interests of the Company under Cayman law and claims that the Director Defendants approved a proposed merger with New Residential Investment Corp. that (i) provided inadequate consideration to the Company’s shareholders, (ii) included unfair deal protection devices, (iii) and was the result of an inadequate process due to conflicts of interest. On July 8, 2015, the complaint was voluntarily dismissed without prejudice.

On May 22, 2015, plaintiff Chester County Employees’ Retirement Fund filed an action in the Court of Chancery in Delaware bringing individual, class and derivative claims purportedly on behalf of NRZ naming as defendants HLSS, NRZ, FIG LLC, Fortress Investment Group LLC and certain directors of NRZ, entitled Chester Cnty. Emp. Ret. Fund v. New Residential Inv. Corp., No. 11058 (Del. Ch.) (the “Chester County Action”). On July 13, 2015, HLSS filed its motion to dismiss the complaint.

The Chester County Action seeks monetary, equitable and declaratory relief against HLSS and certain defendants based on alleged violations of the NYSE Listed Company Manual and the interpretation of certain transaction documents, and claims, among other things, that the defendants deprived plaintiff and the class of a vote on the issuance of stock to HLSS and options to FIG LLC in NRZ’s acquisition of HLSS. HLSS intends to vigorously defend the Chester County Action.

The Company has not accrued losses in connection with the above legal contingencies because management does not believe there is probable and reasonably estimable loss.

Regulatory Matters

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

19. SUBSEQUENT EVENTS

We have evaluated events occurring subsequent to June 30, 2015 and have determined that no subsequent events require disclosure in the notes to the financial statements.

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

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•	Our ordinary shares may continue to trade even though we are in the process of winding down, and distributions to shareholders may be below any trading price;

•	The amount of the final distribution and our ability to cease reporting depends upon whether our shareholders approve the Merger;

•	The ability to close the Merger on the proposed terms and within the anticipated time period, or at all, which is dependent on the parties’ ability to satisfy certain closing conditions;

•	The exact amount or timing of any final distribution to our shareholders;

•	The ability to maintain our passive foreign investment company (“PFIC”) status;

•	Government regulations and policies;

•	General economic and market conditions; and

•	Other risks detailed in the Company's reports and filings with the SEC.

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

INTRODUCTION

The following discussion of our results of operations and changes in financial condition and liquidity should be read in conjunction with our Interim Condensed Consolidated Financial Statements and the related notes, all included elsewhere in this Quarterly Report on Form 10-Q and with our 2014 Form 10-K.

Recent Developments

On April 6, 2015, we sold substantially all of our assets (the “Asset Sale”) pursuant to a Share and Asset Purchase Agreement entered into on such date (the “NRZ Purchase Agreement”) among us, New Residential Investment Corp. (“NRZ”), Hexagon Merger Sub, Ltd. (“Merger Sub”), MSR-EBO Acquisitions LLC (“HLSS MSR-EBO”) and HLSS Advances Acquisition Corp. (“HLSS Advances”). In connection with the Asset Sale, among other things, (i) HLSS MSR-EBO acquired substantially all of the assets of the Company (including all of the issued share capital of HLSS Luxco 1B S.à r.l. (“Luxco 1B”)) and (ii) HLSS Advances acquired all of the issued share capital of HLSS Luxco 1A S.à r.l. (“Luxco 1A”) and assumed substantially all of the liabilities of the Company, including certain post-closing liabilities of the Company. In exchange, the Company received an amount in cash equal to approximately $1.0 billion plus 28,286,980 newly issued shares of NRZ common stock with a par value $0.01 per share. All of such shares were sold in a registered public offering, and we realized net proceeds of approximately $422,749. In conjunction with the Asset Sale, our senior secured term loan facility was retired.

Concurrently with the execution of the NRZ Purchase Agreement, our Board of Directors adopted and approved a plan of complete liquidation and dissolution (the “Liquidation Plan”), pursuant to which we agreed to (1) cease our business activities other than such activities that are necessary to carry out the provisions of the Liquidation Plan, (2) pay or make adequate provision for operating expenses expected to be incurred through the completion of the Liquidation Plan and (3) distribute to our shareholders in one or more distributions, (a) the cash received by the Company in the Asset Sale and the net proceeds from the sale of NRZ common stock received by the Company in the Asset Sale, less (b) amounts used to pay the liabilities of the Company and less a reserve in the amount of $50 million that will be held by the Company at the discretion of the Board to ensure that the Company will be able to meet known and unknown liabilities up to the date of the consummation of the transactions contemplated by the Merger (as defined below) or, if the transactions contemplated by the Merger are not consummated, the date of the final liquidating distribution after settlement of the liabilities and to ensure that the Company has available resources in the event that it is necessary to enforce against third parties any contractual or other rights of the Company or its officers or directors. If the Merger is consummated, our shares will be converted automatically into the right to receive $0.704059 per share in cash without interest (the “Merger Consideration”).  If the Merger is not consummated, it is anticipated that a further cash distribution will be made to shareholders.

Immediately following the closing of the Asset Sale contemplated by the NRZ Purchase Agreement, we entered into, among other things: (i) an Agreement and Plan of Merger (the “Merger Agreement”) with NRZ and Merger Sub, pursuant to which, among other things, the Company will be merged with and into Merger Sub (the “Merger”), with the Company ceasing its corporate existence and Merger Sub surviving the Merger and (ii) a Services Agreement, pursuant to which HLSS Advances provides us with certain services, including, among other things, handling (including defending, prosecuting or resolving) all claims, disputes or controversies (including any litigation, arbitration, governmental investigations or inquiries or any other proceedings or negotiations) in which the Company is a party or may otherwise be involved. On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each ordinary share, par value $0.01 per share, of the Company (the “Company Shares”) issued and outstanding immediately prior to the Effective Time (other than Company Shares owned by any direct or indirect wholly-owned subsidiary of NRZ (other than Merger Sub) or of Merger Sub and Company Shares as to which dissenters’ rights have been properly exercised) will be converted automatically into the right to receive the Merger Consideration. The parties’ obligations to consummate the Merger are subject to certain closing conditions, including approval of the Merger by the requisite vote of the shareholders, the absence of any legal restraints that would prohibit the consummation of the Merger and other conditions customary for a transaction of this type. Each of us, NRZ and Merger Sub has made certain customary representations, warranties and covenants in the Merger Agreement, including, among other things, covenants related to the conduct of our business during the interim period between the execution of the Merger Agreement and the consummation of the Merger. The Merger Agreement provides for certain termination rights for both us and NRZ, including, if approval of the Merger by the requisite vote of the shareholders is not obtained or if the Merger is not consummated by the nine month anniversary of the date of the Merger Agreement.

Subsequent to the Asset Sale, the Company has no meaningful sources of revenue and is in the process of winding down operations.

On April 27, 2015, in accordance with the Liquidation Plan, we distributed to our shareholders approximately $1.2 billion or $16.613 per ordinary share, which amount represented the net proceeds received by the Company in connection with the Asset Sale, less a cash reserve in the amount of $50 million.

On April 29, 2015, our shares were delisted from The Nasdaq Stock Market LLC and began being quoted on the OTC Pink Marketplace under the symbol “HLSSF” and were subsequently deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended.

Proxy

On May 1, 2015 we filed a preliminary proxy statement with the SEC with respect to our calling of a special meeting of our shareholders pursuant to which we will seek approval of the Merger. We intend to file with the SEC a definitive proxy statement to solicit shareholder approval of the Merger. We have not yet determined when our definitive proxy statement will be distributed, or the record date to be used for purposes of determining stockholders entitled to vote at the special meeting. The definitive proxy statement will be sent or given to the shareholders of the Company and will contain important information about the Merger and related matters. The Company’s shareholders are urged to read the preliminary proxy statement and, when available, the definitive proxy statement and other relevant materials when they become available because they will contain important information about the Company, NRZ and the Merger. Investors may obtain a free copy of these materials (when they are available) and other documents filed by the Company with the SEC at the SEC’s website at www.sec.gov, at the Company’s website at www.HLSS.com or by sending a written request to the Company at Home Loan Servicing Solutions, Ltd. c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9005, Cayman Islands, Attention: Secretary.

The Company, NRZ and their respective directors, executive officers and certain other members of management and employees may be deemed to be participants in soliciting proxies from the shareholders of the Company in favor of the Merger. Information regarding the persons who may, under the rules of the SEC, be considered to be participants in the solicitation of the Company’s shareholders in connection with the Merger, and any interest they have in the Merger, will be set forth in the definitive proxy statement when it is filed with the SEC. Additional information regarding the Company’s directors and officers is included in the Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on April 30, 2015. Additional information regarding NRZ’s directors and officers is included in NRZ’s Notice of the 2015 Annual Meeting of Stockholders filed with the SEC on April 17, 2015.

RESULTS OF OPERATIONS

Due to the adoption of the liquidation basis of accounting as of April 6, 2015, the comparability of the results of operations of current year periods to prior year periods is limited. The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation and requires management to make estimates that affect the amounts reported in the financial statements and the related notes. To the extent there are any changes in the Company’s initial estimates, there will be changes reflected in the Interim Condensed Statement of Changes in Net Assets. As cash is received or paid, consistent with the Company’s initial estimates, there will be no change to the Net assets. Results could differ from these estimates and may affect the net assets in liquidation and actual cash flows.

The below tables summarizes the changes in our Net assets during the period April 6, 2015 to June 30, 2015:

Net assets at April 6, 2015	$1,268,081

Changes in net assets
Interest income
Interest income – other (1)	107

Operating expenses
Compensation and benefits (2)	366
General and administrative expenses (3)	3,297
Total operating expenses	3,663

Other expenses
Loss on extinguishment of senior secured term loan facility (4)	8,083
Loss on disposal of discontinued operations (5)	29,614
Total other expenses	37,697

Liquidating distributions to shareholders	1,179,802

Change in net assets during the period	(1,221,055)

Net assets at June 30, 2015	$47,026

(1)	Interest income – other includes interest on our operating cash account earned during the period of $90 and expected to be earned through the wind-down period of $17.

(2)
Compensation and benefits includes the incurred and expected expense related to our Board of Directors' fees ($107 incurred and $107 expected) and fees from contract employees ($83 incurred and $69 expected).

(3)
General and administrative expenses include the incurred and expected expense related to legal and professional fees ($432 incurred and $255 expected) and general operating expenses during wind-down period ($2,581 incurred and $29 expected).

(4)
In conjunction with the Asset Sale, we terminated our senior secured term loan facility at par. Upon termination, we derecognized the unamortized balance of the original issuance discount of $3,916 and the unamortized balance of deferred debt issuance costs of $4,167.

(5)
See Part I, Item I, "Interim Condensed Consolidated Financial Statements – Note 1A, Organization; Asset Sale; Discontinued Operations; Related Parties; Other Recent Developments" for further information about our discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Liquidation Plan and requires management to make estimates that affect the amounts reported in the financial statements and the related notes. Actual results could differ from these estimates and may affect Net assets and actual cash flows.

The Company’s liquidity generally depends on cash on hand. The Company’s cash flow is dependent on a number of variables, including, but not limited to, operating costs and expenses to affect the wind-down period and the timing of the consummation of the Merger or the ability to consummate the Merger at all. Upon adoption of the Liquidation Plan, the Company determined to reserve $50 million to satisfy liabilities of the Company through the liquidation period. At June 30, 2015, the Company had $46.1 million of this reserve remaining. This reduction of $3.9 million during the period April 6, 2015 to June 30, 2015 relates primarily to legal and professional fees associated with the Asset Sale and Merger. In the event that the Merger is not consummated, we expect to be reimbursed by NRZ for $2.2 million of these expenses as of June 30, 2015. For more information regarding the Company's actual and estimated cash flows during the wind-down period, see Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” which is incorporated herein by reference.

DIVIDENDS AND DISTRIBUTIONS

During 2015, we declared the following dividends:

Record Date	Payment Date	Amount per Ordinary Share
January 30, 2015	February 10, 2015	$0.18
February 27, 2015	March 10, 2015	$0.18
March 31, 2015	April 10, 2015	$0.18

On April 27, 2015, in accordance with the Liquidation Plan, we paid a liquidating distribution in the aggregate amount of approximately $1.2 billion or $16.613 per share (the "Distribution Amount") to holders of record at the close of business on April 20, 2015. The Distribution Amount represented the net proceeds received by the Company in connection with the Asset Sale, less a cash reserve in the amount of $50 million.

If the Merger is consummated, our shares will be converted automatically into the right to receive $0.704059 per share in cash without interest, being the Merger Consideration. If the Merger is not consummated, it is anticipated that a further cash distribution will be made to shareholders.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER MATTERS

We did not enter into any significant contractual obligations or off-balance sheet arrangements that require ongoing future payments during 2015.

Upon the consummation of the Asset Sale, Home Loan Servicing Solutions, Ltd. ceased to be party to the contractual obligations and off-balance sheet arrangements of its former subsidiaries. At June 30, 2015, the Company had no significant contractual obligations or off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Except as described in Part I, Item I, “Interim Condensed Consolidated Financial Statements – Note 1B, Summary of Significant Accounting Policies” in relation to our adoption of the liquidation basis of accounting and our reclassification of our Loans held for investment to Loans held for sale, there were no significant changes to the accounting policies that we believe are the most critical to an understanding of our results of operations and financial condition that are disclosed in our 2014 Form 10-K.

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

Interest Rate Risk

Interest rate risk is a function of (i) the timing and (ii) the dollar amount of assets and liabilities that re-price at various points in time. Because we no longer carry interest-bearing liabilities and our interest-earning assets are at fixed rates, we are not exposed to interest rate risk. At June 30, 2015, we held $46,070 of interest-earning cash accounts.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015 our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to HLSS is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by HLSS in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time three months ended specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, “Interim Condensed Consolidated Financial Statements – Note 18, Commitments and Contingencies," for information regarding legal proceedings as of June 30, 2015.

ITEM 1A. RISK FACTORS
As of June 30, 2015, there had been no material changes in our risk factors from those disclosed in our 2014 Form 10-K, Part I, Item 1A, where we include a discussion of our principal risks and uncertainties that affect or could affect our business operations.

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

HOME LOAN SERVICING SOLUTIONS, LTD.

Date:	August 7, 2015	By:/s/ James E. Lauter
James E. Lauter
Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)